Form 10-Q
period 2004-03-27
UNIVERSAL CITY DEVELOPMENT PARTNERS LTD; UCDP FINANCE INC
filed 2004-05-05
CIK 1262450, 1262449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

Commission file number 333-108661

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.
UCDP FINANCE, INC.*

(Exact name of Registrants as specified in their charters)

Florida Florida (State or other jurisdiction of incorporation or organization)	59-3128514 42-1581381 (I.R.S. employer identification no.)
1000 Universal Studios Plaza Orlando, FL (Address of principal executive offices)	32819-7610 (Zip code)

(407) 363-8000
(Registrants' telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes    X           No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes                  No    X

Indicate the number of shares outstanding of each of the Registrants' classes of common stock: As of May 4, 2004 there were 100 shares of common stock of UCDP Finance, Inc. outstanding; Not applicable to Universal City Development Partners, Ltd.

UCDP Finance, Inc. is a wholly owned subsidiary of Universal City Development Partners, Ltd. and was formed for the sole purpose of acting as a co-issuer of the Registrants' 11¾% senior notes due 2010. UCDP Finance, Inc. does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues.

*	UCDP Finance, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM l.    Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 27, 2004	December 27, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,978	$113,978
Accounts receivable, net	19,352	15,598
Receivables from related parties	6,664	8,127
Inventories, net	43,736	41,947
Prepaid assets	11,941	10,123
Total current assets	175,671	189,773

Property and equipment, at cost:
Land and land improvements	490,322	490,194
Buildings and building improvements	1,346,449	1,347,149
Equipment, fixtures and furniture	1,005,234	1,004,413
Construction in process	56,910	48,980
Total property and equipment, at cost:	2,898,915	2,890,736
Less accumulated depreciation	(967,041)	(936,849)
Property and equipment, net	1,931,874	1,953,887

Other assets:
Investments in joint ventures	10,071	10,481
Intangible assets, net	17,281	17,644
Deferred finance costs, net	25,659	27,486
Other assets	8,127	8,213
Total other assets	61,138	63,824
Total assets	$2,168,683	$2,207,484

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets-- (continued)

(In thousands)

	March 27, 2004	December 27, 2003
	(Unaudited)
Liabilities and partners' equity
Current liabilities:
Accounts payable and accrued liabilities	$136,533	$109,019
Unearned revenue	41,586	28,514
Due to Vivendi Universal Entertainment	7,240	1,204
Current portion of capital lease obligations	341	395
Current portion of long-term borrowings	—	37,375
Total current liabilities	185,700	176,507

Long-term liabilities:
Long-term borrowings, net of current portion	1,110,648	1,138,065
Deferred special fee payable to Vivendi Universal Entertainment	142,051	137,438
Capital lease obligations, net of current portion	551	649
Interest rate swaps, at fair market value	16,128	19,793
Other	5,571	5,646
Total long-term liabilities	1,274,949	1,301,591

Minority interest in equity of UCRP	9,833	9,543
Commitments and contingencies	—	—

Partners' equity:
Vivendi Universal Entertainment	356,284	368,163
Blackstone Capital	356,284	368,163
Accumulated other comprehensive loss	(14,367)	(16,483)
Total partners' equity	698,201	719,843
Total liabilities and partners' equity	$2,168,683	$2,207,484

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003
	(Unaudited)
Operating revenues:
Theme park passes	$87,890	$74,258
Theme park food and beverage	21,796	18,569
Theme park merchandise	19,368	15,931
Other	46,716	36,909
Total operating revenues	175,770	145,667

Costs and operating expenses:
Theme park operations	36,038	35,575
Theme park selling, general and administrative	40,444	32,767
Theme park cost of products sold	21,799	19,130
Special fee payable to Vivendi Universal Entertainment and consultant fee	11,017	9,055
Depreciation and amortization	30,678	32,185
Other	29,896	25,047
Total costs and operating expenses	169,872	153,759

Operating income (loss)	5,898	(8,092)

Other expense (income):
Interest expense	30,135	21,027
Interest income	(294)	(19)
Change in fair value of interest rate swaps	(1,549)	1,055
Loss from joint ventures	320	66
Loss from sale of property and equipment	275	—
Minority interest in net earnings of UCRP	769	555
Total other expense	29,656	22,684
Net loss	$(23,758)	$(30,776)

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statement of Changes in Partners' Equity

(In thousands)

(Unaudited)	Vivendi Universal Entertainment	Blackstone Capital	Accumulated Other Comprehensive Loss	Total Partners' Equity

Balance, December 27, 2003	$368,163	$368,163	$(16,483)	$719,843
Change in fair value of interest rate swaps designated as hedges	—	—	2,116	2,116
Net loss	(11,879)	(11,879)	-	(23,758)
Balance, March 27, 2004	$356,284	$356,284	$(14,367)	$698,201

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(23,758)	$(30,776)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	30,315	31,824
Amortization of intangible assets	363	361
Amortization of deferred finance costs	1,827	1,287
Accretion of bond discount	208	—
Loss on sale of property and equipment	275	—
Change in fair value of interest rate swaps	(1,549)	1,055
Loss from joint ventures	320	66
Minority interest in net earnings of UCRP	769	555
Changes in operating assets and liabilities:
Accounts receivable, net	(3,754)	(1,386)
Receivables from related parties	1,463	855
Inventories, net	(1,789)	(1,990)
Prepaid assets	(1,818)	(2,371)
Other assets	86	(945)
Accounts payable and accrued liabilities	27,514	20,238
Unearned revenue	13,072	8,237
Due to Vivendi Universal Entertainment	6,036	2,315
Deferred special fees payable to Vivendi Universal Entertainment	4,613	7,130
Other long-term liabilities	(75)	310
Net cash and cash equivalents provided by operating activities	54,118	36,765

Cash flows from investing activities
Property and equipment acquisitions	(8,977)	(19,067)
Proceeds related to the settlement of capital claims	400	14,500
Distributions from joint ventures, net	90	—
Net cash and cash equivalents used in investing activities	$(8,487)	$(4,567)

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003
	(Unaudited)
Cash flows from financing activities
Distributions of minority interest in equity of UCRP	$(479)	$(378)
Proceeds from bond offering	—	494,170
Payments on long-term borrowings, capital lease obligations and notes payable, net	(65,152)	(446,982)
Payments for finance costs	—	(20,821)
Net cash and cash equivalents (used in) provided by financing activities	(65,631)	25,989

Net (decrease) increase in cash and cash equivalents	(20,000)	58,187
Cash and cash equivalents at beginning of year	113,978	13,406
Cash and cash equivalents at end of year	$93,978	$71,593

Supplemental disclosures of non-cash information
Change in interest rate swap liability	$3,665	$3,639
Disposal of fully depreciated assets	$—	$50,180
Receivable from related party related to the reimbursement of construction costs	$—	$10,926

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.    General

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 27, 2003 and the notes, thereto, filed with the Securities Exchange Commission under cover Form 10K pursuant to Rule 15d-2 of the Securities Exchange Act of 1934.

The accompanying unaudited consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd. (UCDP LTD); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations; and Universal City Restaurant Partners, Ltd. (UCRP) (collectively, UCDP). All significant intercompany balances and transactions have been eliminated upon consolidation.

Ownership

Through several holding partnerships and limited liability companies, the ultimate owners of UCDP LTD, each having a 50% interest, are Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which in turn is a subsidiary of Vivendi Universal S.A. (Vivendi), and Blackstone Capital Partners (Blackstone Capital). On October 8, 2003, Vivendi, Universal Studios Holding III Corp., General Electric Company, National Broadcasting Company Holding, Inc. and National Broadcasting Company Inc. (NBC) signed a definitive agreement pursuant to which Vivendi has agreed to contribute ownership interests in USI and in certain non-U.S. affiliates of USI (excluding, in each case, assets and businesses related to the music and games businesses and certain other assets) to a subsidiary of NBC. The transaction is expected to close during the second quarter of 2004.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

The estimated fair values of long-term borrowings and interest rate swaps subject to fair value disclosures determined based on quotes from major financial institutions are as follows (in thousands):

	March 27, 2004		December 27, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Long-term borrowings	$1,110,648	$1,200,343	$1,175,440	$1,271,548
Interest rate swaps	16,128	16,128	19,793	19,793
Total	$1,126,776	$1,216,471	$1,195,233	$1,291,341

Stock Options

UCDP participates in Vivendi's stock option plan that provides options to officers, directors and key employees of UCDP. These options give UCDP employees the right to purchase shares of

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

Vivendi's common stock at a set price or receive cash for the difference between the market value of Vivendi's common stock and the exercise price on their options. All options are granted at market value.

UCDP is responsible for the expense and the cash payment related to these stock options. Accordingly, UCDP records an accrual calculated based on the fair value of UCDP's cash payment, which is the difference between the option grant price and the period-end market price for all vested shares.

At March 27, 2004 and December 27, 2003, respectively, there were 217,123 options vested and outstanding. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. UCDP's pro forma information is as follows (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
	(Unaudited)
Net loss (as reported)	$(23,758)	$(30,776)
Pro forma stock option expense	(40)	(298)
Pro forma net loss	$(23,798)	$(31,074)

2.    Long-Term Borrowings

At March 27, 2004, total long-term borrowings were approximately $1,110,648,000, which included $495,003,000 in bonds ($500,000,000, net of an unamortized discount of approximately $4,997,000) and approximately $615,645,000 under the JP Morgan credit facility (the Term Loan). In addition, at March 27, 2004, UCDP had approximately $97,812,000 available under its revolving credit facilities.

During the three months ended March 27, 2004, UCDP made prepayments of $65,000,000 on the Term Loan, which were applied in forward order of maturity. These payments included $37,375,000 related to UCDP's annual excess cash flow payment. In addition, in April 2004, UCDP made a $20,000,000 prepayment on the Term Loan.

The Term Loan and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among other restrictions. At March 27, 2004, UCDP was in compliance with all terms.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

3.    Accounts Payable and Accrued Liabilities

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	March 27, 2004	December 27, 2003
	(Unaudited)
Accounts payable	$8,964	$8,481
Capital expenditures	17,750	20,455
Marketing and advertising	13,339	4,442
Interest	37,489	25,727
Compensation and benefits	26,228	23,666
Operating accruals	16,687	16,783
Consulting fees	3,709	3,485
Property and sales tax	8,498	1,893
Other	3,869	4,087
Total	$136,533	$109,019

4.    Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	March 27, 2004	March 29, 2003
	(Unaudited)
Net loss	$(23,758)	$(30,776)
Change in fair value of interest rate swaps designated as hedges	2,116	4,694
Comprehensive loss	$(21,642)	$(26,082)

5.    Related Party Transactions

Under the terms of the partnership agreement, a special fee is payable to Vivendi Universal Entertainment equal to 5% of certain revenue, as defined. These deferred fees are subordinated to UCDP's Term Loan and bear interest at the prime rate. In addition, under UCDP's Term Loan and bonds, these deferred fees may only be paid upon achievement of certain leverage ratios. These ratios were met during the three months ended March 27, 2004. At March 27, 2004 and December 27, 2003, respectively, UCDP had long-term deferred special fees payable to Vivendi Universal Entertainment of $142,051,000 and $137,438,000. In addition, at March 27, 2004, the amount due to Vivendi Universal Entertainment included $3,865,000 related to the current portion of deferred special fees payable to Vivendi Universal Entertainment.

On March 31, 2004, UCDP paid a total of $5,000,000 in Partner distributions to Vivendi Universal Entertainment and Blackstone Capital.

6.    Litigation

Capital Claims

In the course of completion of the construction of Universal's Islands of Adventure (IOA), CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. Upon conclusion of the settlement described below, UCDP will have resolved all of the material Capital Claims against UCDP.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Continued)

The general contractor of Seuss Landing at IOA (the General Contractor), filed suit in July 2000 alleging breach of contract by UCDP. The suit seeks damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP has denied the substantive allegations of the claim and has filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. On May 4, 2004, the parties reached a tentative agreement to settle this matter, subject to negotiation of final terms and conditions. UCDP has accrued an amount sufficient to satisfy this loss contingency.

Marvel

On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (Marvel) served a Demand for Arbitration upon UCDP for two claims. First, Marvel specifically alleged that UCDP failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of IOA. In the second claim, Marvel alleged that UCDP breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative. Marvel is also seeking discovery of any other financial arrangements with licensors at IOA that might be relevant to the Compensation Alternative. The arbitration panel has been selected and a preliminary hearing is likely to be set sometime before the end of May 2004. UCDP has denied all of the material allegations by Marvel and asserted numerous affirmative defenses. Accordingly, at this time, management does not believe it is probable that resolution of this matter will have a material impact on the consolidated financial position or results of operations of UCDP.

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the "Complaint") in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the "Amended Complaint") upon UCDP naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP's theme parks. We have filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. Since no discovery has been undertaken with regard to these allegations, UCDP is not able to currently estimate the magnitude of an unfavorable outcome. At this time, however, management does not believe it is probable that resolution of this matter will have a material impact on the consolidated financial position or results of operations of UCDP.

Other

UCDP is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are "forward-looking statements." Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts" or future conditional verbs, such as "will," "should," "could," or "may" and variations of such words or similar expressions, are intended to identify forward-looking statements. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Universal Studios, Inc. and its affiliates; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; and the seasonality of our business. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report.

OVERVIEW RELATED TO RESULTS OF OPERATIONS

During the three months ended March 27, 2004, our paid admissions increased approximately 16% from the same period in 2003. This strong performance helped us generate $30.1 million in additional revenue and a $14.0 million increase in our operating income. At March 27, 2004, we had $191.8 million in cash and unused revolving credit, consisting of $94.0 million in cash and $97.8 million available under our revolving credit facilities.

OWNERSHIP

Through several holding partnerships and limited liability companies, our ultimate owners, each having a 50% interest, are Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which in turn is a subsidiary of Vivendi Universal S.A. (Vivendi), and Blackstone Capital Partners (Blackstone). On October 8, 2003, Vivendi, Universal Studios Holding III Corp., General Electric Company, National Broadcasting Company Holding, Inc. and National Broadcasting Company Inc. (NBC) signed a definitive agreement pursuant to which Vivendi has agreed to contribute ownership interests in USI and in certain non-U.S. affiliates of USI (excluding, in each case, assets and businesses related to the music and games businesses and certain other assets) to a subsidiary of NBC. The transaction is expected to close during the second quarter of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 in our audited consolidated financial statements for the year ended December 27, 2003 filed with the Securities and Exchange Commission under cover Form 10K pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended. These accounting policies have been discussed and reviewed with our Park Advisory Board, which consists of representatives from both Vivendi Universal Entertainment and Blackstone Capital.

Principles of Consolidation

Our consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd., Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations, and Universal City Restaurant Partners, Ltd. All significant intercompany balances and transactions have been eliminated upon consolidation.

Revenue Recognition

Operating revenue primarily consists of sales related to theme park passes, merchandise and food and beverage. Revenue from theme park passes is recognized at the time passes are redeemed. For passes not redeemed, revenue is recorded based on our historical redemption patterns. Revenue from theme park annual passes is recognized in equal installments over the life of the annual pass. Revenue from food and beverage and merchandise is recognized at the time of sale.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as changes to our business model could result in an impairment of our property and equipment. In addition, it could also result in the actual useful lives differing from our estimates. We review our assumptions whenever a change in these circumstances occurs. If we determine that the carrying value of our property and equipment is not recoverable, we would record a property and equipment impairment adjustment. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our consolidated financial statements in the three-months ended March 27, 2004 do not include any such adjustments related to impairment.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based on customer payment history and current credit worthiness. In addition, we continuously monitor collections and payments from our customers. Using some of this information, we periodically make judgments regarding the collectability of outstanding receivables and provide appropriate allowances when collectability is in doubt. In addition, we provide a general allowance for outstanding receivables in good standing based on our historical bad debt experience. At both March 27, 2004 and December 27, 2003, our allowance for doubtful accounts was $0.9 million.

Provision for Inventory

Inventory, which primarily includes spare parts for the theme park rides, food and beverage and merchandise, is recorded at cost. We periodically make judgments regarding the realizable value of certain slow-moving and obsolete inventory. For spare parts, these judgments are based on use of the parts on specific rides. If we decide to close down a ride as part of developing a new ride, we specifically review spare parts related to the closing ride for impairment. For merchandise, these judgments are based on the demand of our customers. When the realizable value is less than the average cost, we record an inventory provision. At March 27, 2004, our inventory provision was $1.8 million, which included $1.3 million for slow-moving merchandise and $0.5 million for obsolete spare parts. The provision for slow-moving merchandise is comparable to the $1.1 million provision at December 27, 2003. The provision for obsolete spare parts at December 27, 2003, which was $1.4 million, primarily related to rides at Universal Studios Florida that were closed so that we could develop and install new rides. In the three-months ended March 27, 2004, the spare parts related to these closed rides were disposed of, which reduced our obsolete spare parts provision by $1.1 million.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 6 in Part 1, Item 1, Financial Statements and Part II, Item I, Legal Proceedings in this document for more detailed information on litigation exposure.

RESULTS OF OPERATIONS

General

Our revenue is derived primarily from theme park passes (approximately 50.0% and 51.0% of total revenues in the three months ended March 27, 2004 and March 29, 2003, respectively); theme park food and beverage (approximately 12.4% and 12.7% of total revenues in the three months ended March 27, 2004 and March 29, 2003, respectively); and theme park merchandise (approximately 11.0% and 10.9% of total revenues in the three months ended March 27, 2004 and March 29, 2003, respectively). Other revenue includes revenue from CityWalk, Universal Parks & Resorts Vacations, Universal City Restaurant Partners, Ltd., special events, and parking. Our primary operating costs include theme park operations; theme park selling, general and administrative costs; theme park cost of products sold; special fee payable to Vivendi Universal Entertainment and consultant fee; depreciation and amortization; and interest.

Seasonality

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year's holiday period. When children return to school, attendance levels subside. Minor attendance increases occur during the Martin Luther King, Jr. holiday in January and the Presidents' Day holiday in February. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August. Local schools begin as early as the first week of August. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin classes. Excluding special events such as "Rock the Universe" in September and "Halloween Horror Nights" in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year's holiday period begins.

Based on the seasonality of our attendance, the results for the three months ended March 27, 2004 and March 29, 2003 are not necessarily indicative of the results for the full year.

2004 First Quarter Compared to 2003 First Quarter

PAID THEME PARK ADMISSIONS increased by .33 million, or 15.8%, to 2.41 million in 2004 from 2.08 million in 2003. This increase was driven by an increase in all our point of origin markets.

THEME PARK PASS REVENUE increased by $13.6 million, or 18.3%, to $87.9 million in 2004 from $74.3 million in 2003. The increase was due to higher theme park admissions and selective increases in theme park pass prices.

THEME PARK FOOD AND BEVERAGE, THEME PARK MERCHANDISE AND OTHER REVENUE increased by $16.5 million, or 23.1%, to $87.9 million in 2004 from $71.4 million in 2003. This increase was primarily due to $6.7 million in increased theme park food and beverage and theme park merchandise revenue generated by higher theme park admissions, $3.4 million in additional revenue from our CityWalk venues (including UCRP), $2.8 million in increased revenue from special events, $2.0 million in additional revenue related to passes that allow guests value-added ride access, and $1.4 million in additional revenue from Universal Parks & Resorts Vacations.

THEME PARK OPERATING COSTS increased by $.4 million, or 1.1%, to $36.0 million in 2004 from $35.6 million in 2003. This increase is primarily due to the impact of higher theme park admissions.

THEME PARK SELLING, GENERAL AND ADMINISTRATIVE COSTS increased by $7.6 million, or 23.2%, to $40.4 million in 2004 from $32.8 million in 2003. The increase was primarily due to $3.9 million related to additional marketing and $2.5 million related to increasing our long-term growth incentive plan accrual.

THEME PARK COST OF PRODUCTS SOLD increased by $2.7 million, or 14.1%, to $21.8 million in 2004 from $19.1 million in 2003. As a percentage of theme park food and beverage and merchandise revenue, cost of products sold decreased to 53.0% in 2004 from 55.4% in 2003, primarily due to improved profit margins on merchandise and food and beverage.

SPECIAL FEE PAYABLE TO VIVENDI UNIVERSAL ENTERTAINMENT AND CONSULTANT FEE increased by $1.9 million, or 20.9%, to $11.0 million in 2004 from $9.1 million in 2003. The special fee and consultant fee are each based on a percentage of revenue.

DEPRECIATION AND AMORTIZATION decreased by $1.5 million or 4.7%, to $30.7 million in 2004 from $32.2 million in 2003. The decrease is primarily due to a reduction of depreciation related to certain assets with lives of 3 years becoming fully depreciated during the end of 2003.

OTHER COSTS AND OPERATING EXPENSES increased by $4.9 million, or 19.6%, to $29.9 million in 2004 from $25.0 million in 2003. This increase was primarily due to $1.6 million related to revenue growth at our CityWalk venues (including UCRP), $1.2 million related to revenue growth from Universal Parks & Resorts Vacations, and $.9 million related to increased revenue from special events.

INTEREST EXPENSE increased by $9.1 million, or 43.3%, to $30.1 million in 2004 from $21.0 million in 2003. The increase was primarily due to a higher interest rate related to the bonds sold on March 29, 2003.

EBITDA and Lender EBITDA

We have included EBITDA because it is used by some investors as a measure of our ability to service debt. In addition, we have included Lender EBITDA because it is used in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe our senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in our senior secured credit agreement would likely result in an event of default occurring under our senior secured credit agreement which would give our lenders the right to accelerate and declare immediately due and payable all of the indebtedness then outstanding under that agreement. EBITDA represents earnings before interest, taxes and depreciation and amortization. Lender EBITDA represents EBITDA plus certain adjustments allowed by our senior secured credit agreement, primarily the deferred portion of the special fees payable to Vivendi Universal Entertainment. EBITDA and Lender EBITDA are not prepared in accordance with accounting principles generally accepted in the United States and should not be considered as alternatives for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA and Lender EBITDA, because they are before debt service, capital expenditures, and working capital needs, do not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA and Lender EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA and Lender EBITDA:

	Three Months Ended		Twelve Months Ended March 27, 2004
(Dollars in thousands)	March 27, 2004	March 29, 2003
Cash and cash equivalents provided by operating activities	$54,118	$36,765	$160,101
Adjustments:
Interest expense	30,135	21,027	128,135
Interest income	(294)	(19)	(1,106)
Amortization of deferred finance costs	(1,827)	(1,287)	(7,380)
Deferred special fee payable to Vivendi Universal Entertainment	(7,307)	(6,006)	(31,921)
Interest payable on deferred special fee payable to Vivendi Universal Entertainment	(1,171)	(1,124)	(4,961)
Loss on sale of property and equipment	(275)	—	(1,560)
Loss from joint ventures	(320)	(66)	(735)
Accretion of bond discount	(208)	—	(833)
Minority interest in net earnings of UCRP	(769)	(555)	(2,222)
Change in working capital	(36,870)	(25,263)	(26,805)
EBITDA	35,212	23,472	210,713
Adjustments:
Deferred special fee payable to Vivendi Universal Entertainment	7,307	6,006	31,921
Financing expenses	—	799	61
Distributions from joint ventures	90	—	1,237
Loss from joint ventures	320	66	735
Consolidation of UCRP	(619)	(465)	(993)
Lender EBITDA	$42,310	$29,878	$243,674

LIQUIDITY AND CAPITAL RESOURCES

Historical

Historically, our principal source of liquidity has been cash flow generated from operations, and our principal liquidity requirements have been for capital expenditures, debt retirement, and working capital. During the three months ended March 27, 2004 and March 29, 2003, net cash provided by operating activities was $54.1 million, and $36.8 million, respectively. Net cash used in investing activities during the three months ended March 27, 2004 and March 29, 2003, respectively, totaled $8.5 million and $4.6 million, respectively. During the three months ended March 27, 2004, the total included capital expenditures of $9.0 million. During the three months ended March 29, 2003, the total consisted of cash inflows of $14.5 million related to a 2002 capital claims settlement offset by $19.1 million in capital expenditures. During the three months ended March 27, 2004, net cash used in financing activities was $65.6 million, which included prepayments of $65.0 million on our senior secured credit agreement. These prepayments were applied in forward order of maturity and included $37.4 million related to our annual excess cash flow payment. During the three months ended March 29, 2003, net cash provided by financing activities was $26.0 million. This primarily related to the offering of the bonds and the amendments to our senior secured credit agreement, less the $35.6 million in scheduled principal payments under the senior secured credit agreement.

At March 27, 2004, our total debt was $1,110.6 million, which included $495.0 million outstanding under the bonds ($500.0 million, net of a remaining discount of $5.0 million) and $615.6 million outstanding under our senior secured credit agreement. At March 27, 2004, we had $191.8 million in cash and unused revolving credit, consisting of $94.0 million in cash and $97.8 million available under our revolving credit facilities. In addition, April 2004, we made a $20,000,000 prepayment on the senior secured credit agreement. This prepayment, plus the prepayments made during three months ended March 24, 2004 and associated with the issuance of bonds during 2003, eliminated debt amortization on our senior credit agreement until June 30, 2005.

At March 27, 2004 and December 27, 2003, respectively, we had long-term liabilities related to deferred special fees payable to Vivendi Universal Entertainment of $142.1 million and $137.4 million. These deferred fees are subordinated to our senior secured credit agreement and bear interest at the prime rate. In addition, under our credit agreements, these deferred fees may only be paid upon achievement of certain leverage ratios. During the three months ended March 24, 2004, these ratios were met. Accordingly, at March 27, 2004, our consolidated balance sheet also included $3.9 million classified as current liabilities related to deferred special fees payable to Vivendi Universal Entertainment.

Our primary sources of liquidity have been and will continue to be cash flow generated from operations, available cash and unused revolving credit facilities. The borrowings under our senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JP Morgan Chase Bank's prime rate and (2) the federal funds rate plus 50 basis points or (b) LIBOR. The applicable margin for borrowings at March 27, 2004 under the revolving credit facilities and the term loan facility was 3.0% with respect to prime rate borrowings and 4.0% with respect to LIBOR borrowings. The margin on one of the revolving credit facilities may be reduced subject to our attaining and maintaining certain leverage ratios. In addition to paying interest on outstanding debt, we pay a commitment fee equal to 0.5% per annum of the unutilized commitments under one of our revolving credit facilities and 1.0% under the other revolving credit facility. Principal amounts available under the existing revolving credit facility decline quarterly to zero at June 30, 2007. The amounts available under the other revolving credit facility do not decline until its expiration on June 30, 2007.

Our senior secured credit agreement and the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation. The senior secured credit agreement also contains a requirement for prepayment of 50% of annual excess cash flow and 100% of the net proceeds from certain asset sales over $1.0 million. All prepayments are applied in forward order of maturity.

We believe that funds generated from operations and available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the near future. We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new revolving credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

Interest Rate Risk

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. At March 27, 2004, we had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $211.6 million that qualified for hedge accounting treatment in accordance with Statement of Financial

Accounting Standards (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities." These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. During the three months ended March 27, 2004, the fair value of these interest rate swaps decreased by $2.1 million.

At March 27, 2004, we also had two swap agreements with an aggregate notional debt amount of $300.0 million that did not qualify for hedge accounting treatment under SFAS 133. During the three months ended March 27, 2004, the fair value of these interest rate swaps decreased by $1.5 million.

We are exposed to credit loss in the event of nonperformance by the other party to our derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under these contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

COMPENSATION

Vivendi grants options to certain of our key employees. These options give our employees the right to purchase shares of Vivendi at a set price or receive cash for the difference between the market value and the exercise price on their vested options.

We are responsible for the expense and the cash payment related to these options. Accordingly, if one of our employees exchanges their options for the cash difference between the grant price and market price, we pay this difference directly to the employee. However, if one of our employees exchanges their options for shares of Vivendi stock, the employee pays Vivendi the grant price, while we reimburse Vivendi for the difference between the grant price and the market price at the time of such exchange.

At the date of grant and for each subsequent period, we record an accrual based on the fair value of our cash payment, which is the difference between the option grant price and the period-end market price for all vested shares. Since options are granted at fair value, no additional accrual is recorded at the date of grant. Based on the market price of vested shares being less than the grant price, we had no liability recorded related to the vested options at March 27, 2004 and December 27, 2003. During the three months ended March 27, 2004 and March 29, 2003, no compensation expense was recorded related to options.

At March 27, 2004 and December 27, 2003, there were 217,123 of such options vested and outstanding. During the three months ended March 27, 2004 and March 29, 2003, no options were granted.

We have a long-term growth incentive plan to provide certain of our senior officers the opportunity to benefit from our growth in value and to provide incentives to those employees to contribute to the success of our business. Under the plan, these employees are granted Value Appreciation Rights, the value of which is generally based upon the growth in market value of the equity ownership interests of our general and limited partners. These Value Appreciation Rights will become automatically exercisable in exchange for cash upon the earlier to occur of a change in our ownership or January 1, 2005. The value of the Value Appreciation Rights are generally based on the growth of market value of Blackstone's and Vivendi Universal Entertainment's ownership interests in us. If a change of our ownership occurs, the payout value is computed based upon the sales price of the ownership change. If January 1, 2005 occurs prior to such an ownership change, the payout value is calculated based upon an earnings multiple from the financial results generated during 2004. We accrue the estimated payout value using the straight-line method over the term of the plan based on the assumption that January 1, 2005 occurs prior to an ownership change. During the three months ended March 27, 2004, we increased our accrual related to the value of the outstanding Value Appreciation Rights by $2.5 million to $4.8 million at March 27, 2004.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4.    Controls and Procedures

Universal City Development Partners, Ltd.

The management of Universal City Development Partners, Ltd. ("UCDP") carried out an evaluation, with the participation of UCDP's Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP's Principal Executive Officer and Principal Financial Officer concluded that UCDP's disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There has not been any significant changes in UCDP's internal controls or other factors that could significantly affect those controls subsequent to their date of evaluation during the quarter ended March 27, 2004.

UCDP Finance, Inc.

The management of UCDP Finance, Inc. ("Finance") carried out an evaluation, with the participation of Finance's Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance's Principal Executive Officer and Principal Financial Officer concluded that Finance's disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There has not been any significant changes in Finance's internal controls or other factors that could significantly affect those controls subsequent to their date of evaluation during the quarter ended March 27, 2004.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

Capital Claims

In the course of completion of the construction of Universal's Islands of Adventure (IOA), CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. Upon conclusion of the settlement described below, we will have resolved all the material Capital Claims against us.

The general contractor of Seuss Landing at IOA (the General Contractor), filed suit in July 2000 alleging breach of contract by us. The suit seeks damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. We have denied the substantive allegations of the claim and have filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. On May 4, 2004, the parties reached a tentative agreement to settle this matter, subject to negotiation of final terms and conditions. We have accrued an amount sufficient to satisfy this loss contingency.

Marvel

On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (Marvel) served a Demand for Arbitration upon us for two claims. Marvel specifically alleged that we failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of IOA. In the second claim, Marvel alleged that we breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative. Marvel is also seeking discovery of any other financial arrangements with licensors at IOA that might be relevant to the Compensation Alternative. The arbitration panel has been selected and a preliminary hearing is likely to be set sometime before the end of May 2004. We have denied all of the material allegations by Marvel and asserted numerous affirmative defenses. Accordingly, at this time, management does not believe it is probable that resolution of this matter will have a material impact on our consolidated financial position or results of operations

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the "Complaint") in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of us, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the "Amended Complaint") upon us naming the above-referenced defendants as well as us and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised us that the allegations of the Amended Complaint relate to rides located at our theme parks. We have filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. Since no discovery has been undertaken with regard to these allegations, we are not able to currently estimate the magnitude of an unfavorable outcome. At this time, however, management does not believe it is probable that resolution of this matter will have a material impact on our consolidated financial position or results of operations.

Other

We are threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

3.2	Articles of Incorporation of UCDP Finance, Inc. (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

3.3	Bylaws of UCDP Finance, Inc. (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

4.1	Indenture dated as of March 28, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee, as amended, relating to the Registrants' 11¾% senior notes due 2010 (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

4.2	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

4.3	Subordination Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 15d – 14(a).

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 15d – 14(a).

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 15d-14(a).

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

We filed a Form 8-K dated March 10, 2004, furnishing under Item 9 thereof, the management's discussion and analysis of the results of operations for the fourth quarter of 2003 that was simultaneously delivered to the holders of the Registrants' 11¾% senior notes due 2010.

We filed a Form 8-K dated March 10, 2004, furnishing under Item 9 thereof, the transcript of a public telephonic conference call conducted by Michael J. Short, Principal Financial Officer of UCDP, to discuss UCDP's fourth quarter performance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date:    May 5, 2004

By: /s/ Michael J. Short
Name: Michael J. Short Title: Principal Financial Officer

UCDP FINANCE, INC.

Date:    May 5, 2004

By: /s/ Michael J. Short
Name: Michael J. Short Title: Treasurer (Principal Financial Officer)