Form 10-Q
period 2006-07-02
UNIVERSAL CITY DEVELOPMENT PARTNERS LTD; UCDP FINANCE INC
filed 2006-08-16
CIK 1262450, 1262449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

Commission file number 333-108661

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

UCDP FINANCE, INC.

(Exact name of Registrants as specified in their charters)

FLORIDA	59-3128514
FLORIDA	42-1581281
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1000 UNIVERSAL STUDIOS PLAZA ORLANDO, FL	32819-7610
(Address of principal executive offices)	(Zip code)

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

As of August 16, 2006 there were 100 shares of common stock of UCDP Finance, Inc. outstanding. Not applicable to Universal City Development Partners, Ltd.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	July 2, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,838	$46,833
Accounts receivable, net	34,030	24,554
Receivables from related parties	4,362	4,871
Inventories, net	46,014	41,503
Prepaid assets	11,482	6,223

Total current assets	197,726	123,984
Property and equipment, at cost:
Land and land improvements	491,008	490,721
Buildings and building improvements	1,372,205	1,372,316
Equipment, fixtures and furniture	1,078,026	1,076,123
Construction in process	34,359	14,786

Total property and equipment, at cost:	2,975,598	2,953,946
Less accumulated depreciation	(1,219,572)	(1,167,522)

Property and equipment, net	1,756,026	1,786,424
Other assets:
Interest rate swap assets, at fair market value	8,771	1,836
Investments in joint ventures	7,763	7,972
Intangible assets, net	14,006	14,729
Deferred finance costs, net	22,500	25,130
Other assets	7,232	6,929

Total other assets	60,272	56,596

Total assets	$2,014,024	$1,967,004

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In thousands)

	July 2, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$118,802	$88,645
Unearned revenue	59,272	39,482
Due to Vivendi Universal Entertainment	18,204	9,510
Current portion of capital lease obligations	665	765
Current portion of long-term borrowings	5,725	5,800

Total current liabilities	202,668	144,202

Long-term liabilities:
Long-term borrowings, net of current portion	1,030,909	1,035,513
Deferred special fee payable to affiliates	77,624	74,705
Capital lease obligations, net of current portion	245	416
Interest rate swap liabilities, at fair market value	—	88
Minority interest in equity of UCRP	9,064	8,491
Other	6,959	6,973

Total long-term liabilities	1,124,801	1,126,186
Commitments and contingencies	—	—
Partners’ equity:
Vivendi Universal Entertainment	337,961	347,184
Blackstone	337,961	347,184
Accumulated other comprehensive income	10,633	2,248

Total partners’ equity	686,555	696,616

Total liabilities and partners’ equity	$2,014,024	$1,967,004

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(Unaudited)
Operating revenues:
Theme park passes	$121,078	$117,315	$209,151	$222,665
Theme park food and beverage	33,835	28,552	55,881	53,893
Theme park merchandise	31,632	25,535	51,792	48,870
Other	63,142	57,001	114,422	112,481

Total operating revenues	249,687	228,403	431,246	437,909
Costs and operating expenses:
Theme park operations	42,091	41,188	81,246	81,135
Theme park selling, general and administrative	42,061	35,980	86,470	84,989
Theme park cost of products sold	29,992	26,689	51,923	52,037
Special fee payable to Vivendi Universal Entertainment and consultant fee	15,698	14,330	26,923	27,382
Depreciation and amortization	28,201	29,855	56,675	58,984
Other	36,460	36,525	69,993	71,052

Total costs and operating expenses	194,503	184,567	373,230	375,579

Operating income	55,184	43,836	58,016	62,330
Other expense (income):
Interest expense	27,515	26,476	54,651	53,428
Interest income	(973)	(248)	(1,620)	(416)
Change in fair value of interest rate swaps	417	(857)	1,362	(1,039)
(Income) loss from joint ventures	(220)	35	(3)	200
Minority interest in net earnings of UCRP	977	914	1,896	1,791

Total other expense	27,716	26,320	56,286	53,964

Net income	$27,468	$17,516	$1,730	$8,366

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss) and Changes in Partners’ Equity

(In thousands)

(Unaudited)	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Income	Total Partners’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2005	$347,184	$347,184	$2,248	$696,616	$—
Amortization of accumulated other comprehensive income from interest rate swaps that previously qualified for hedge accounting	—	—	222	222	222
Change in fair value of interest rate swap that qualify for hedge accounting	—	—	8,163	8,163	8,163
Partner distributions	(10,088)	(10,088)	—	(20,176)	—
Net income	865	865	—	1,730	1,730

Balance, July 2, 2006	$337,961	$337,961	$10,633	$686,555	$10,115

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,730	$8,366

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	55,952	58,260
Amortization of intangible assets	723	724
Amortization of deferred finance costs	2,630	2,619
Accretion of bond discount	425	420
Change in fair value of interest rate swaps	1,362	(1,039)
(Income) loss from joint ventures	(3)	200
Minority interest in net earnings of UCRP	1,896	1,791
Changes in operating assets and liabilities:
Accounts receivable, net	(9,476)	(16,807)
Receivables from related parties	509	4,154
Inventories, net	(4,511)	(4,085)
Prepaid assets	(5,259)	(6,578)
Other assets	(303)	570
Accounts payable and accrued liabilities	30,157	9,465
Unearned revenue	19,790	21,820
Due to Vivendi Universal Entertainment	8,694	10,980
Deferred special fees payable to Vivendi Universal Entertainment	2,919	(24,605)
Other long-term liabilities	(14)	(320)

Net cash and cash equivalents provided by operating activities	107,221	65,935

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(24,912)	(15,736)
Proceeds related to the settlement of capital claims	—	2,500
Distributions from joint ventures, net	212	142

Net cash and cash equivalents used in investing activities	$(24,700)	$(13,094)

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(1,323)	$(1,935)
Payments of partner distributions	(20,176)	(33,752)
Payments on long-term borrowings and capital lease obligations, net	(6,017)	(3,138)

Net cash and cash equivalents used in financing activities	(27,516)	(38,825)

Net increase in cash and cash equivalents	55,005	14,016
Cash and cash equivalents at beginning of period	46,833	23,879

Cash and cash equivalents at end of period	$101,838	$37,895

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Notes payable issued for property and equipment	$642	$565

Increase in interest rate swap asset	$6,935	$—

Decrease in interest rate swap liability	$88	$3,287

Disposal of fully depreciated assets	$3,902	$1,113

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

UCDP’s ultimate owners, each having a 50 percent interest, are Universal City Property Management II, LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment”), a subsidiary of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The three months ended July 2, 2006 and July 3, 2005 each contained 91 days. The six months ended July 2, 2006 contained 183 days, while the six months ended ended July 3, 2005 contained 184 days.

Seasonality

The timing of Easter in relation to the Company’s quarter end significantly affects comparability of the results for the three months ended July 3, 2006 and July 3, 2005. Easter occurred during April in 2006 and March in 2005, thus shifting a peak travel season from the first quarter in 2005 to the second quarter in 2006.

Based on the seasonality of attendance, the results for the three months and six months ended July 2, 2006 and July 3, 2005 are not necessarily indicative of results for the full year.

Inventories

The major components of inventories are as follows (in thousands):

	July 2, 2006	December 31, 2005
	(Unaudited)
Merchandise	$15,187	$11,640
Food and beverage	4,217	3,541
Operating supplies and maintenance parts	27,723	27,384
Less: reserves	(1,113)	(1,062)

Total	$46,014	$41,503

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

2. LONG-TERM BORROWINGS AND FINANCIAL INSTRUMENTS

At July 2, 2006, total long-term borrowings were $1,036,634,000, which primarily included $496,876,000 in bonds due in April 2010 ($500,000,000, net of an unamortized discount of $3,124,000) and $539,000,000 under the JP Morgan term loan (“UCDP’s senior secured credit facility”). At July 2, 2006, $5,725,000 of the total borrowings were classified as current. In addition, at July 2, 2006, the Company had $100,000,000 available under its revolving credit facilities.

During the six months ended July 2, 2006 and July 3, 2005, respectively, the Company made principal payments of $5,500,000 and $2,750,000 on the senior secured credit facility. The senior secured credit facility and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios. At July 2, 2006, the Company believes it was in compliance with the financial terms of the senior secured credit facility and the bonds. The senior secured credit facility and bonds also provide for tests which can restrict payment of special fees to Vivendi Universal Entertainment. At July 2, 2006, the Company met the test for the current special fees and partially met the test for the deferred special fees (see Note 4).

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

	July 2, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Long-term borrowings	$1,036,634	$1,080,201	$1,041,313	$1,113,293
Interest rate swap assets	(8,771)	(8,771)	(1,836)	(1,836)
Interest rate swap liabilities	—	—	88	88

Total	$1,027,863	$1,071,430	$1,039,565	$1,111,545

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	July 2, 2006	December 31, 2005
	(Unaudited)
Accounts payable	$11,529	$5,597
Capital expenditures	6,272	7,867
Marketing and advertising	15,841	5,875
Interest	22,095	20,899
Compensation and benefits	24,077	24,792
Operating accruals	13,380	10,615
Consulting fees	5,277	3,843
Property and sales tax	14,458	1,508
Other	5,873	7,649

Total	$118,802	$88,645

4. RELATED PARTY TRANSACTIONS

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended July 2, 2006, the Company paid no fees to Vivendi Universal Entertainment. However, during the six months ended July 2, 2006, the Company paid fees of $7,811,000 to Vivendi Universal Entertainment. Likewise, during the three months and six months ended July 3, 2005, respectively, the Company paid fees of $19,476,000 and $37,352,000. At July 2, 2006 and December 31, 2005, respectively, the amount due to Vivendi Universal Entertainment included $18,204,000 and $7,811,000 related to special fees payable to Vivendi Universal Entertainment. In addition, at July 2, 2006 and December 31, 2005, respectively, the Company had long-term deferred special fees payable of approximately $77,624,000 payable and $74,705,000 payable to affiliates of Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a rolling 12-month debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000. These ratios were met as of December 31, 2005. Accordingly, during the six months ended July 2, 2006, fees were paid as discussed above. Based on the ratios at July 2, 2006, the Company will pay current fees of $10,600,000 and deferred fees of $3,000,000 during the third quarter of 2006.

5. CONSULTING AGREEMENT

UCDP has an agreement with a consultant (the “Consultant”) under which it pays a percentage of its gross revenues for consulting services. On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserted that the Consultant is owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report). The resolution was within the amount accrued for the loss contingency at April 2, 2006. The settlement amount was paid during the three months ended July 2, 2006.

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

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to that action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP sought a declaration by the Court that it has not infringed the Patent. UCDP also sought damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts ceased sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution was within the amount accrued for the loss contingency at April 2, 2006. The settlement amount was paid during the three months ended July 2, 2006.

OTHER

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW RELATED TO FINANCIAL RESULTS

During the first half of 2006, paid admissions were down 4% compared to 2005. Although the Florida market remained strong with growth of 9%, we had softness in the outer United States and international markets, down 6% and 7%, respectively. Most of the decline in the outer United States market occurred during the early part of 2006. During May and June of 2006, the outer United States market recovered and was flat compared to 2005. Historically, United Kingdom accounts for 67% of our international market. Travel from United Kingdom to United States was down 10% in 2006 compared to 2005.

During 2006 we enhanced several of our revenue generating programs. Accordingly, despite this attendance shortfall, total revenues decreased by less than 2%, or $6.7 million. These results, in conjunction with initiatives to manage variable costs, generated operating income of $58.0 million, down $4.3 million compared to 2005. At July 2, 2006 we maintained a strong liquidity position with $201.8 million in cash and unused revolving credit, including $101.8 million of cash and cash equivalents and $100.0 million available under our revolving credit facility. This liquidity position was favorable by $63.9 million compared to our liquidity position at July 3, 2005. We also had long-term debt of $1,036.6 million at July 2, 2006.

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

Based on the seasonality of our attendance, the results for the three months and six months ended July 2, 2006 and July 3, 2005 are not necessarily indicative of results for the full year.

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

Litigation

When we are involved in a legal proceeding, as required, we accrue the low end of the estimated range of probable costs for the resolution of the claim. This estimate is developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to a legal proceeding. See Note 6 in Part 1, Item 1. Financial Statements and Part II, Item 1. Legal Proceedings in this document for more detailed information on litigation exposure.

Period end

The three months ended July 2, 2006 and July 3, 2005 each contained 91 days. The six months ended July 2, 2006 contained 183 days, while the six months ended July 3, 2005 contained 184 days.

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

RESULTS OF OPERATIONS

	Three Months Ended		% Change
(In Thousands, Except Percentages and Per Admission Data)	July 2, 2006	July 3, 2005	Favorable/(Unfavorable)
Operation data:
Paid theme park admissions	3,125	2,938	6%
Turnstile theme park admissions	3,364	3,148	7%
Theme park pass revenue per paid admission	$38.74	$39.93	(3)%
Theme park food, beverage and merchandise revenue per turnstile admission	19.46	17.18	13%
Statement of operations data:
Operating revenues:
Theme park pass revenue	$121,078	$117,315	3%
Theme park food and beverage	33,835	28,552	19%
Theme park merchandise	31,632	25,535	24%
Other	63,142	57,001	11%

Total operating revenues	249,687	228,403	9%
Costs and operating expenses:
Theme park operations	42,091	41,188	(2)%
Theme park selling, general and administrative	42,061	35,980	(17)%
Theme park cost of products sold	29,992	26,689	(12)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	15,698	14,330	(10)%
Depreciation and amortization	28,201	29,855	6%
Other	36,460	36,525	—

Total costs and operating expenses	194,503	184,567	(5)%

Operating income	55,184	43,836	26%
Non-operating expenses	27,716	26,320	(5)%

Net income	$27,468	$17,516	57%

Three Months Ended July 2, 2006 Compared to Three Months Ended July 3, 2005

Comparisons between 2006 and 2005 are difficult as Easter occurred during the second quarter of 2006 as compared to the first quarter during 2005. Accordingly, second quarter of 2006 was favorably impacted as compared to 2005. Overall, paid theme park admissions were up 6%. The attendance increase occurred primarily in the Florida and outer United States markets, with increases of 16% and 5%, respectively. Attendance from the international market was consistent with 2005.

This favorable attendance, along with a 2% growth in per capita spend, resulted in $15.2 million, or 9%, in higher revenue from theme park passes, theme park food and beverage, and theme park merchandise. Other revenue, which was also impacted by the Easter shift, was favorable by $6.2 million, or 11%. This was driven by $4.2 million in additional revenue from passes that allow guests express access on our rides; $1.1 million in increased revenue from Universal Parks & Resorts Vacations (our wholesale and consumer direct travel company); $1.0 million in additional revenue from CityWalk; and $2.1 million from increases in other revenue sources, including special events, offsite stores and parking. This was offset by $2.8 million related to the timing of passholder redemptions.

In connection with favorable paid admissions, volume related expenses increased slightly. We also experienced an increase in theme park selling, general and administrative costs, of which $6.3 million related to the timing of our advertising campaign. As a percentage of theme park food and beverage and merchandise revenue, cost of products sold was very strong at 45.8% in 2006 as compared to 49.3% in 2005. This improvement is partially due to a change in mix toward higher margin products. Expenses related to our special fee payable and our consultant fee increased by $1.4 million due to the increase in our revenue. Other expenses were flat compared to 2005. The incremental costs related to increased revenue from Universal Parks & Resorts Vacations, CityWalk, and special events were offset by savings in 2006 from spending $2.1 million in 2005 to upgrade our environmental, health and safety procedures. Non-operating expenses were unfavorable primarily due to $2.3 million from higher interest rates. This was offset by $.7 million in additional interest income.

	Six Months Ended		% Change
(In Thousands, Except Percentages and Per Admission Data)	July 2, 2006	July 3, 2005	Favorable/(Unfavorable)
Operation data:
Paid theme park admissions	5,343	5,558	(4)%
Turnstile theme park admissions	5,753	5,939	(3)%
Theme park pass revenue per paid admission	$39.14	$40.06	(2)%
Theme park food, beverage and merchandise revenue per turnstile admission	18.71	17.30	8%
Statement of operations data:
Operating revenues:
Theme park pass revenue	$209,151	$222,665	(6)%
Theme park food and beverage	55,881	53,893	4%
Theme park merchandise	51,792	48,870	6%
Other	114,422	112,481	2%

Total operating revenues	431,246	437,909	(2)%
Costs and operating expenses:
Theme park operations	81,246	81,135	—
Theme park selling, general and administrative	86,470	84,989	(2)%
Theme park cost of products sold	51,923	52,037	—
Special fee payable to Vivendi Universal Entertainment and consultant fee	26,923	27,382	2%
Depreciation and amortization	56,675	58,984	4%
Other	69,993	71,052	2%

Total costs and operating expenses	373,230	375,579	1%

Operating income	58,016	62,330	(7)%
Non-operating expenses	56,286	53,964	(4)%

Net income	$1,730	$8,366	(79)%

Six Months Ended July 2, 2006 Compared to Six Months Ended July 3, 2005

As described in the Overview Related to Financial Results section, paid admissions decreased by 4%. Specifically, the outer United States and international markets experienced decreased paid attendance of 6% and 7%, respectively, partially offset by a 9% growth in the Florida market.

Although we generated a 1% growth in per capita spend, the unfavorable attendance resulted in $8.6 million, or 3%, in lower revenue related to theme park passes, theme park food and beverage, and theme park merchandise. Other revenue was favorable by $1.9 million, or 2%. This was driven by $4.8 million in additional revenue from passes that allow guests express access on our rides and $2.0 million from increased business at our offsite stores and in special events. This was offset by $2.5 million in lower revenue from Universal Parks & Resorts Vacations and $3.4 million related to the timing of passholder redemptions.

Theme park selling, general and administrative increased largely from $2.1 million in increased advertising. As a percentage of theme park food and beverage and merchandise revenue, cost of products sold had improvement to 48.2% in 2006 as compared to 50.6% in 2005. This improvement is partially due to a change in mix toward higher margin products. Other expenses were favorable in 2006 primarily due to spending $2.1 million in 2005 to upgrade our environmental, health and safety procedures and $1.0 million in lower costs from our Universal Parks & Resorts Vacations. This was offset by $1.7 million incurred on park maintenance and the write-off of ride design costs. Non-operating expenses were unfavorable largely due to $3.6 million from higher interest rates. This was offset by $1.2 million in additional interest income.

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

	Three Months Ended		Six Months Ended
(In Thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cash and cash equivalents provided by operating activities	$42,856	$43,881	$107,221	$65,935
Adjustments:
Interest expense	27,515	26,476	54,651	53,428
Interest income	(973)	(248)	(1,620)	(416)
Amortization of deferred finance costs	(1,312)	(1,299)	(2,630)	(2,619)
Deferred special fee and interest payable to Vivendi Universal Entertainment	(1,510)	15,348	(2,919)	24,605
Income (loss) from joint ventures	220	(35)	3	(200)
Accretion of bond discount	(213)	(220)	(425)	(420)
Minority interest in net earnings of UCRP	(977)	(914)	(1,896)	(1,791)
Change in working capital	17,022	(10,247)	(39,587)	(19,199)

EBITDA	$82,628	$72,742	$112,798	$119,323

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

The following table summarizes key aspects of our cash flows for the six months ended July 2, 2006 and July 3, 2005:

	Six Months Ended
	July 2, 2006	July 3, 2005
	(Dollars in thousands)
Net cash and cash equivalents provided by operating activities	$107,221	$65,935
Net cash and cash equivalents used in investing activities	24,700	13,094
Capital expenditures	24,912	15,736
Net cash and cash equivalents used in financing activities	27,516	38,825

During the six months ended July 2, 2006 and July 3, 2005, respectively, net cash provided by operating activities was $107.2 million and $65.9 million. The increase, which totaled $41.3 million, was primarily driven by $29.5 million in lower payments of special fees to Vivendi Universal Entertainment and $17.7 million in lower payments related to our bonus plans as our 2004 long-term incentive plan was paid in 2005. These amounts were partially offset by the decrease in our net income of $6.6 million.

During the six months ended July 2, 2006 and July 3, 2005, respectively, net cash used in investing activities was $24.7 million and $13.1 million. During both periods, the balance consisted primarily of capital expenditures. During the six months ended July 2, 2006 and July 3, 2005, net cash used for financing activities was $27.5 million and $38.8 million, respectively. Both totals were comprised of distributions to our Partners, principal payments on our senior secured credit facility and distributions of the minority interest of UCRP. Distributions totaled $20.2 million and $33.8 million, respectively, during the six months ended July 2, 2006 and July 3, 2005. The principal payments on our senior secured credit facility totaled $5.5 million and $2.8 million, respectively, during the six months ended July 2, 2006 and July 3, 2005.

Financial position

The following table summarizes key aspects in our financial position and liquidity as of July 2, 2006 and December 31, 2005:

	As of
	July 2, 2006	December 31, 2005
	(Dollars in thousands)
Cash and cash equivalents	$101,838	$46,833
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings and capital leases	6,390	6,565
Special fees to Vivendi Universal Entertainment	18,204	7,811
Total long-term obligations (1)	1,108,778	1,110,634

(1)	Long-term obligations include long-term borrowings (excluding current portions), deferred special fees payable, and long-term capital lease obligations.

At July 2, 2006, our total debt was $1,036.6 million, which primarily included $496.9 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $3.1 million) and $539.0 million outstanding under UCDP’s senior secured credit facility. At July 2, 2006, we also had $201.8 million in cash and unused revolving credit, consisting of $101.8 million in cash and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of July 2, 2006. Our notes are due in 2010, while the senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. Our senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long- term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained consistent during 2006, we can not be assured that future changes in our ratings will not occur.

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

Special fees

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Our most restrictive quarterly covenant for payment of the special fee is a rolling 12-month debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million. These ratios were met as of December 31, 2005. Accordingly, during the six months ended July 2, 2006, we paid fees of $7.8 million to Vivendi Universal Entertainment. No fees were paid to Vivendi Universal Entertainment during the three months ended July 2, 2006. Likewise, during the three months and six months ended July 3, 2005, respectively, we paid fees of $19.5 million and $37.3 million. At July 2, 2006, we met the test for the current special fees and partially met the test for the deferred special fees. Based on the ratios at July 2, 2006, the Company will pay current fees of $10.6 million and deferred fees of $3.0 million during the third quarter of 2006. At July 2, 2006 and December 31, 2005, respectively, our consolidated balance sheet included $18.2 million and $7.8 million classified as current liabilities related to special fees payable to Vivendi Universal Entertainment. In addition, at July 2, 2006 and December 31, 2005, respectively, we had long-term deferred special fees payable of approximately $77.6 million and $74.7 million payable to affiliates of Vivendi Universal Entertainment.

Market risk

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. As a result, we have $189.4 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $1.9 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

During the six months ended July 2, 2006, five of our interest rate swap agreements expired. At July 2, 2006, we had three remaining interest-rate swap agreements outstanding with an aggregate notional debt amount of $650.0 million. Two of these swaps, with a notional amount of $500.0 million, effectively fix our interest rate on our variable rate debt. The other swap, with a notional amount of $150.0 million, effectively makes the interest rate on our fixed rate debt variable.

The following table summarizes the impact of our interest rate swaps on our financial position as of July 2, 2006 and December 31, 2005 (in thousands):

	July 2, 2006		December 31, 2005
	Notional value	Fair value asset	Notional value	Fair value asset
Total interest rate swaps, net	$650,000	$8,771	$910,400	$1,748

The following tables summarize the changes in fair value of our interest rate swaps during the three and six months ended July 2, 2006 and July 3, 2005 (in thousands):

	Three Months Ended July 2, 2006		Three Months Ended July 3, 2005
	Loss recorded in statement of operations	Recorded in other comprehensive income	Gain (loss) recorded in statement of operations	Recorded in other comprehensive income
Changes in fair value of interest rate swaps	$(417)	$3,306	$2,202	$(7,048)
Ineffective amortization	—	—	(1,345)	1,345

Total	$(417)	$3,306	$857	$5,703

	Six Months Ended July 2, 2006		Six Months Ended July 3, 2005
	Loss recorded in statement of operations	Recorded in other comprehensive income	Gain (loss) recorded in statement of operations	Recorded in other comprehensive income
Changes in fair value of interest rate swaps	$(1,140)	$8,163	$3,761	$(7,048)
Ineffective amortization	(222)	222	(2,722)	2,722

Total	$(1,362)	$8,385	$1,039	$(4,326)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES

Universal City Development Partners, Ltd.

The management of Universal City Development Partners, Ltd. (collectively “UCDP”) carried out an evaluation, with the participation of UCDP’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP’s Principal Executive Officer and Principal Financial Officer concluded that UCDP’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There was not any change in UCDP’s internal control over financial reporting during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was not any change in Finance’s internal control over financial reporting during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

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

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to that action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP sought a declaration by the Court that it has not infringed the Patent. UCDP also sought damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts ceased sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution was within the amount accrued for the loss contingency at April 2, 2006. The settlement amount was paid during the three months ended July 2, 2006.

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

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: August 16, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Principal Financial Officer and Accounting Officer

UCDP FINANCE, INC.

Date: August 16, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer (Principal Financial Officer and Accounting Officer)