Form 10-Q
period 2006-10-01
UNIVERSAL CITY DEVELOPMENT PARTNERS LTD; UCDP FINANCE INC
filed 2006-11-15
CIK 1262450, 1262449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of November 14, 2006 there were 100 shares of common stock of UCDP Finance, Inc. outstanding. Not applicable to Universal City Development Partners, Ltd.

TA BLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal City Development Partners, Ltd and

Subsidiaries

Consolidated Balance Sheets

(In thousands)

	October 1, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,102	$46,833
Accounts receivable, net	29,959	24,554
Receivables from related parties	5,244	4,871
Inventories, net	46,229	41,503
Prepaid assets	9,940	6,223

Total current assets	193,474	123,984

Property and equipment, at cost:
Land and land improvements	490,434	489,876
Buildings and building improvements	1,376,680	1,372,316
Equipment, fixtures and furniture	1,099,498	1,076,123
Construction in process	16,346	14,786

Total property and equipment, at cost:	2,982,958	2,953,101
Less accumulated depreciation	(1,246,427)	(1,167,522)

Property and equipment, net	1,736,531	1,785,579

Other assets:
Interest rate swap assets, at fair market value	3,625	1,836
Investments in joint ventures	7,801	7,972
Intangible assets, net	13,644	14,729
Deferred finance costs, net	21,178	25,130
Assets held for sale	845	845
Other assets	7,420	6,929

Total other assets	54,513	57,441

Total assets	$1,984,518	$1,967,004

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In thousands)

	October 1, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$128,010	$88,645
Unearned revenue	59,187	39,482
Due to Vivendi Universal Entertainment	14,709	9,510
Current portion of capital lease obligations	665	765
Current portion of long-term borrowings	150	5,800

Total current liabilities	202,721	144,202

Long-term liabilities:
Long-term borrowings, net of current portion	1,006,419	1,035,513
Deferred special fee payable to affiliates	79,232	74,705
Capital lease obligations, net of current portion	126	416
Interest rate swap liabilities, at fair market value	—	88
Minority interest in equity of UCRP	8,211	8,491
Other	7,258	6,973

Total long-term liabilities	1,101,246	1,126,186

Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	338,214	347,184
Blackstone	338,214	347,184
Accumulated other comprehensive income	4,123	2,248

Total partners’ equity	680,551	696,616

Total liabilities and partners’ equity	$1,984,518	$1,967,004

See accompanying notes.

Universal City Development Partner, Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(Unaudited)
Operating revenues:
Theme park passes	$113,659	$118,523	$322,810	$341,188
Theme park food and beverage	28,998	29,467	84,879	83,360
Theme park merchandise	27,383	24,884	79,175	73,754
Other	55,481	52,918	169,903	165,399

Total operating revenues	225,521	225,792	656,767	663,701

Costs and operating expenses:
Theme park operations	41,318	42,827	122,563	123,962
Theme park selling, general and administrative	29,777	25,845	116,247	110,834
Theme park cost of products sold	28,304	27,260	80,226	79,297
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,200	14,263	41,124	41,645
Depreciation and amortization	27,190	29,889	83,865	88,873
Other	31,864	32,671	101,859	103,723

Total costs and operating expenses	172,653	172,755	545,884	548,334

Operating income	52,868	53,037	110,883	115,367

Other expense (income):
Interest expense	27,620	26,692	82,271	80,120
Interest income	(1,745)	(536)	(3,365)	(952)
Change in fair value of interest rate swaps	(1,364)	809	(2)	(230)
(Income) loss from joint ventures	(39)	(29)	(41)	171
Minority interest in net earnings of UCRP	300	319	2,196	2,110

Total other expense	24,772	27,255	81,059	81,219

Net income	$28,096	$25,782	$29,824	$34,148

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statement of Changes in Partners’ Equity

(In thousands)

(Unaudited)	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Income	Total Partners’ Equity
Balance, December 31, 2005	$347,184	$347,184	$2,248	$696,616
Amortization of accumulated other comprehensive income from interest rate swaps that previously qualified for hedge accounting	—	—	222	222
Change in fair value of interest rate swap that qualify for hedge accounting	—	—	1,653	1,653
Partner distributions	(23,882)	(23,882)	—	(47,764)
Net income	14,912	14,912	—	29,824

Balance, October 1, 2006	$338,214	$338,214	$4,123	$680,551

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,824	$34,148

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	82,780	87,769
Amortization of intangible assets	1,085	1,104
Amortization of deferred finance costs	3,952	3,936
Accretion of bond discount	639	632
Change in fair value of interest rate swaps	(2)	(230)
(Income) loss from joint ventures	(41)	171
Minority interest in net earnings of UCRP	2,196	2,110
Changes in operating assets and liabilities:
Accounts receivable, net	(5,405)	(9,426)
Receivables from related parties	(373)	4,288
Inventories, net	(4,726)	(3,482)
Prepaid assets	(3,717)	(3,869)
Other assets	(491)	273
Accounts payable and accrued liabilities	39,365	23,472
Unearned revenue	19,705	13,638
Due to Vivendi Universal Entertainment	5,199	(5,475)
Deferred special fees payable to Vivendi Universal Entertainment	4,527	(23,439)
Other long-term liabilities	285	67

Net cash and cash equivalents provided by operating activities	174,802	125,687

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(33,090)	(25,185)
Proceeds related to the settlement of capital claims	—	2,500
Distributions from joint ventures, net	212	328

Net cash and cash equivalents used in investing activities	(32,878)	(22,357)

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	(2,476)	(3,148)
Payments of partner distributions	(47,764)	(39,856)
Payments for finance costs	—	—
Payments on long-term borrowings and capital lease obligations, net	(36,415)	(4,695)

Net cash and cash equivalents used in financing activities	(86,655)	(47,699)

Net increase in cash and cash equivalents	55,269	55,631
Cash and cash equivalents at beginning of period	46,833	23,879

Cash and cash equivalents at end of period	$102,102	$79,510

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Notes payable issued for property and equipment	$642	$565

Increase in interest rate swap asset	$1,789	$—

Decrease in interest rate swap liability	$88	$4,117

Disposal of fully depreciated assets	$3,875	$1,085

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. The unaudited consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes, thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

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

Period End

The three months ended October 1, 2006 and October 2, 2005 each contained 91 days. The nine months ended October 1, 2006 contained 274 days, while the nine months ended October 2, 2005 contained 275 days.

Reclassification

Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the 2006 presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s December 31, 2005 consolidated balance sheet has been reclassified to report assets held for sale of $845,000 relating to the land sale discussed in Footnote 7. These reclassifications had no impact on net income or partners’ equity.

Seasonality

Based on the seasonality of attendance, the results for the three months and nine months ended October 1, 2006 and October 2, 2005 are not necessarily indicative of results for the full year.

Inventories

The major components of inventories, net are as follows (in thousands):

	October 1, 2006	December 31, 2005
	(Unaudited)
Merchandise	$15,372	$11,640
Food and beverage	3,968	3,541
Operating supplies and maintenance parts	28,028	27,384
Less: reserves	(1,139)	(1,062)

Total	$46,229	$41,503

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

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company does not believe adoption of EITF 06-3 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. The Company does not believe adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not believe adoption of SAB 108 will have a material impact on its financial position, results of operations or cash flows.

2. LONG-TERM BORROWINGS AND FINANCIAL INSTRUMENTS

At October 1, 2006, total long-term borrowings were $1,006,569,000, which primarily included $497,085,000 in bonds due in April 2010 ($500,000,000, net of an unamortized discount of $2,915,000) and $509,000,000 under the JP Morgan term loan (“UCDP’s senior secured credit facility”). At October 1, 2006, $150,000 of the total borrowings were classified as current. In addition, at October 1, 2006, the Company had $100,000,000 available under its revolving credit facilities.

During the nine months ended October 1, 2006 and October 2, 2005, respectively, the Company made principal payments of $35,500,000 and $4,125,000 on the senior secured credit facility. The senior secured credit facility and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios. At both October 1, 2006 and December 31, 2005, the Company believes it was in compliance with the financial terms of the senior secured credit facility and the bonds. The senior secured credit facility and bonds also provide for tests which can restrict payment of special fees to Vivendi Universal Entertainment (see Note 4).

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

	October 1, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)		(Unaudited)
Long-term borrowings	$1,006,569	$1,048,386	$1,041,313	$1,113,293
Interest rate swap assets	(3,625)	(3,625)	(1,836)	(1,836)
Interest rate swap liabilities	—	—	88	88

Total	$1,000,944	$1,044,761	$1,039,565	$1,111,545

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	October 1, 2006	December 31, 2005
	(Unaudited)
Accounts payable	$16,154	$5,597
Capital expenditures	3,220	7,867
Marketing and advertising	8,536	5,875
Interest	37,506	20,899
Compensation and benefits	24,812	24,792
Operating accruals	10,891	10,615
Consulting fees	4,781	3,843
Property and sales tax	16,439	1,508
Other	5,671	7,649

Total	$128,010	$88,645

4. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(Unaudited)
Net income	$28,096	$25,782	$29,824	$34,148
Change in fair value of interest rate swaps designated as hedges	(6,510)	6,867	1,653	(181)
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	—	1,346	222	4,068

Comprehensive income	$21,586	$33,995	$31,699	$38,035

5. RELATED PARTY TRANSACTIONS

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three and nine months ended October 1, 2006, the Company paid $13,600,000 and $21,400,000, respectively, in fees to Vivendi Universal Entertainment. Likewise, during the three months and nine months ended October 2, 2005, the Company paid fees of $26,400,000 and $63,700,000. At October 1, 2006 and December 31, 2005, the amount due to Vivendi Universal Entertainment for special fees included $14,471,000 and $7,811,000, respectively. In addition, at October 1, 2006 and December 31, 2005, respectively, the Company had long-term deferred special fees payable of approximately $79,232,000 and $74,705,000 payable to affiliates.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a rolling 12-month debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000. The Company believes it was in compliance with these covenants as of December 31, 2005 and October 1, 2006. Accordingly, the Company will pay fees of $14,471,000 during the fourth quarter of 2006 (of which $4,593,000 is considered deferred according to definitions within the debt agreement).

6.COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENT

UCDP has an agreement with a consultant (the “Consultant”) under which it pays a percentage of its gross revenues for consulting services. On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserted that the Consultant is owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report). The settlement amount within the amount accrued for and was paid during the second quarter of 2006.

LITIGATION

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

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to that action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP sought a declaration by the Court that it has not infringed the Patent. UCDP also sought damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts ceased sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution was within the amount accrued for the loss contingency and was paid during the second quarter of 2006.

PROPERTY TAXES

In February 2006, UCDP was notified by the Orange County Property Appraiser’s Office that a tangible personal property tax review was underway for the years 2003, 2004 and 2005. In August 2006, the Property Appraiser’s Office issued assessments of back taxes for those years, and also issued increased assessments of certain real and tangible personal property for 2006 over 2005 values. On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the assessments. In addition, on October 9, 2006, UCDP filed with the Orange County Property Appraiser exceptions to the 2006 tangible personal property assessment, and requested additional information relating to the back assessments. UCDP met with representatives of the Orange County Property Appraiser on October 18, 2006, and the parties are continuing discussions. A hearing before the Value Adjustment Board on UCDP’s petitions will likely be scheduled for December 2006. UCDP does not expect any material impact to its results of operations, financial position or cash flows.

OTHER

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

7. SUBSEQUENT EVENTS

On October 2, 2006, Robert Gault Jr. announced his retirement as President of UCDP, effective December 5, 2006 and as Chief Executive Officer, effective December 31, 2006. William Davis has been elected President and Chief Operating Officer of UCDP, effective December 5, 2006 but has begun transition work with Mr. Gault and the senior management team. On October 30, 2006, Mr. Davis and UCDP entered into an employment agreement, effective October 1, 2006 for a term of two years, with an option for UCDP to extend the agreement two additional years.

On October 30, 2006, UCDP entered into a Purchase and Sale Agreement to sell four acres of undeveloped land for $6,390,000, subject to closing adjustments. In connection with this sale, UCDP expects to record a gain of approximately $5,500,000 and will hold a mortgage of approximately $4,890,000. This transaction is expected to close during the fourth quarter of 2006, and is subject to contingencies which must be satisfied before closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW RELATED TO FINANCIAL RESULTS

During the nine months of 2006, paid admissions were 4% lower compared to 2005. Although the Florida market remained strong with year to date growth of 5%, we experienced softness in the outer United States and international markets, down 4% and 11%, respectively. Most of the decline in the outer United States market occurred during the first quarter of 2006, but has rebounded with 2% growth from May to September compared to 2005. Historically, the United Kingdom accounts for 67% of our international market.

Despite the attendance shortfall, total revenues decreased only 1%, or $6.9 million, driven by a 2% growth in overall per cap spend and favorable other revenue. These results, in conjunction with initiatives to manage variable costs, generated operating income of $110.8 million, down $4.5 million compared to 2005, as a result of an increased marketing investment of $4.6 million. At October 1, 2006 we maintained a strong liquidity position with $202.1 million in cash and unused revolving credit, including $102.1 million of cash and cash equivalents and $100.0 million available under our revolving credit facility. This liquidity position was favorable by $55.3 million compared to our liquidity position at December 31, 2005. We also had long-term debt of $1,006.6 million at October 1, 2006.

SEASONALITY

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August. Local schools begin as early as the first week of August. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However, during the 2004 and 2005 hurricane seasons, we have closed our parks four days as a result of the storms.

Based on the seasonality of our attendance, the results for the three months and nine months ended October 1, 2006 and October 2, 2005 are not necessarily indicative of results for the full year.

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

Period end

The three months ended October 1, 2006 and October 2, 2005 each contained 91 days. The nine months ended October 1, 2006 contained 274 days, while the nine months ended October 2, 2005 contained 275 days.

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

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. We do not believe adoption of EITF 06-3 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We do not believe adoption of SFAS 157 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not believe adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

	Three Months Ended		% Change
(In Thousands, Except Percentages and Per Admission Data)	October 1, 2006	October 2, 2005	Favorable/ (Unfavorable)
Operation data:
Paid theme park admissions	2,787	2,935	(5)%
Turnstile theme park admissions	2,961	3,121	(5)%
Theme park pass revenue per paid admission	$40.78	$40.38	1%
Theme park food, beverage and merchandise revenue per turnstile admission	19.04	17.41	9%
Statement of operations data:
Operating revenues:
Theme park pass revenue	$113,659	$118,523	(4)%
Theme park food and beverage	28,998	29,467	(2)%
Theme park merchandise	27,383	24,884	10%
Other	55,481	52,918	5%

Total operating revenues	225,521	225,792	0%
Costs and operating expenses:
Theme park operations	41,318	42,827	4%
Theme park selling, general and administrative	29,777	25,845	(15)%
Theme park cost of products sold	28,304	27,260	(4)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,200	14,263	0%
Depreciation and amortization	27,190	29,889	9%
Other	31,864	32,671	2%

Total costs and operating expenses	172,653	172,755	0%

Operating income	52,868	53,037	0%
Non-operating expenses	24,772	27,255	9%

Net income	$28,096	$25,782	9%

Three Months Ended October 1, 2006 Compared to Three Months Ended October 2, 2005

Overall, paid theme park admissions were down 5%, primarily due to lower attendance from the international market. We experienced 5% positive growth from our outer United States market, partially offset by a 2% decline from our Florida market.

The unfavorable attendance during the quarter was offset by a 9% increase in per capita spend for food, beverage and merchandise and a 5% increase in Other Revenue. The increase in per capita spend for food, beverage and merchandise resulted in $2.0 million in additional revenue. Other revenue was favorable by $2.6 million, which was driven by $1.5 million in additional revenue from passes that allow guests express access on our rides; and $3.0 million in ground rent from our onsite hotels. This was offset by $2.2 million in decreased revenue from Universal Parks & Resorts Vacations (our wholesale and consumer direct travel company).

In connection with the decrease in paid admissions, volume related operational expenses decreased 4%. We did experience an increase in theme park selling, general and administrative costs, of which $2.5 million related to the additional investment in our marketing initiatives. As a percentage of theme park food and beverage and merchandise revenue, cost of products sold was flat at 50.2% in both years. Other operating expenses were favorable due to lower costs from Universal Parks & Resorts Vacations of $1.5 million. Non-operating expenses were favorable primarily due to the increase value of our interest-rate swaps of $2.2 million and increase interest income of $1.1 million, offset by higher interest rates increasing interest expense $0.9 million.

	Nine Months Ended		% Change
(In Thousands, Except Percentages and Per Admission Data)	October 1, 2006	October 2, 2005	Favorable/ (Unfavorable)
Operation data:
Paid theme park admissions	8,130	8,493	(4)%
Turnstile theme park admissions	8,715	9,060	(4)%
Theme park pass revenue per paid admission	$39.71	$40.17	(1)%
Theme park food, beverage and merchandise revenue per turnstile admission	18.82	17.34	9%
Statement of operations data:
Operating revenues:
Theme park pass revenue	$322,810	$341,188	(5)%
Theme park food and beverage	84,879	83,360	2%
Theme park merchandise	79,175	73,754	7%
Other	169,903	165,399	3%

Total operating revenues	656,767	663,701	(1)%
Costs and operating expenses:
Theme park operations	122,563	123,962	1%
Theme park selling, general and administrative	116,247	110,834	(5)%
Theme park cost of products sold	80,226	79,297	(1)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	41,124	41,645	1%
Depreciation and amortization	83,865	88,873	6%
Other	101,859	103,723	2%

Total costs and operating expenses	545,884	548,334	0%

Operating income	110,883	115,367	(4)%
Non-operating expenses	81,059	81,219	0%

Net income	$29,824	$34,148	(13)%

Nine Months Ended October 1, 2006 Compared to Nine Months Ended October 2, 2005

As described in the Overview Related to Financial Results section, paid admissions decreased by 4%. Specifically, the outer United States and international markets experienced decreased paid attendance of 4% and 11%, respectively, partially offset by a 5% growth in the Florida market.

Despite lower paid admissions, we generated a 2% growth in overall per capita spend as a result of a 9% increase in per capita spend on our food, beverage and merchandise sales. Other revenue was favorable by $4.5 million, or 3%. This was driven by $6.3 million in additional revenue from passes that allow guests express access on our rides and $3.0 million from ground rent from our onsite hotels. This was offset by $4.6 million in lower revenue from Universal Parks & Resorts Vacations.

Theme park selling, general and administrative increased largely from $4.6 million in increased advertising. As a percentage of theme park food and beverage and merchandise revenue, cost of products sold had improvement to 48.9% in 2006 as compared to 50.5% in 2005. This improvement is partially due to a change in mix toward higher margin products. Other operating expenses were favorable by $1.8 million primarily due to lower costs from Universal Parks & Resorts Vacations of $2.5 million, offset by higher utility costs of $1.3 million. Non-operating expenses were unfavorable largely due to $2.2 million from higher interest rates. This was offset by $2.4 million in additional interest income.

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

	Three Months Ended		Nine Months Ended
(In Thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cash and cash equivalents provided by operating activities	$67,582	$59,752	$174,802	$125,687
Adjustments:
Interest expense	27,620	26,692	82,271	80,120
Interest income	(1,745)	(536)	(3,365)	(952)
Amortization of deferred finance costs	(1,322)	(1,317)	(3,952)	(3,936)
Deferred special fee and interest payable to Vivendi Universal Entertainment	(1,606)	(1,166)	(4,527)	23,439
Income (loss) from joint ventures	39	29	41	(171)
Accretion of bond discount	(214)	(212)	(639)	(632)
Minority interest in net earnings of UCRP	(300)	(319)	(2,196)	(2,110)
Change in working capital	(10,255)	(287)	(49,842)	(19,486)

EBITDA	$79,799	$82,636	$192,593	$201,959

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

The following table summarizes key aspects of our cash flows for the nine months ended October 1, 2006 and October 2, 2005:

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(In thousands)
Net cash and cash equivalents provided by operating activities	$174,802	$125,687
Net cash and cash equivalents used in investing activities	32,878	22,357
Capital expenditures	33,090	25,185
Net cash and cash equivalents used in financing activities	86,655	47,699

During the nine months ended October 1, 2006 and October 2, 2005, respectively, net cash provided by operating activities was $174.8 million and $125.7 million. The increase, which totaled $49.1 million, was primarily driven by the $26.6 million payment of special fees to Vivendi Universal Entertainment during 2005 and $17.7 million in lower payments related to our long-term incentive plan, which were also paid in 2005, and changes in other working capital. These amounts were partially offset by the decrease in our net income of $4.3 million.

During the nine months ended October 1, 2006 and October 2, 2005, respectively, net cash used in investing activities was $32.9 million and $22.4 million. During both periods, the balance consisted primarily of capital expenditures. During the nine months ended October 1, 2006 and October 2, 2005, net cash used for financing activities was $86.7 million and $47.7 million, respectively. Both totals were comprised of principal payments on our senior secured credit facility, distributions to partners and distributions of the minority interest of UCRP. The principal payments on our senior secured credit facility totaled $35.5 million and $4.1 million, respectively, during the nine months ended October 1, 2006 and October 2, 2005.

Financial position

The following table summarizes key aspects in our financial position and liquidity as of October 1, 2006 and December 31, 2005:

	As of
	October 1, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$102,102	$46,833
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings and capital leases	815	6,565
Current portion of special fees	14,471	7,811
Long-term portion of special fees	79,232	74,705
Total long-term obligations (1)	1,006,545	1,035,929

(1)	Long-term obligations include long-term borrowings (excluding current portions), and long-term capital lease obligations.

At October 1, 2006, our total debt was $1,007.4 million, which primarily included $497.1 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $2.9 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At October 1, 2006, we also had $202.1 million in cash and unused revolving credit, consisting of $102.1 million in cash and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of October 1, 2006. Our notes are due in 2010, while the senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. Our senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long- term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained consistent during 2006, we can not be assured that future changes in our ratings will not occur.

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

Special fees

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Our most restrictive quarterly covenant for payment of the special fee is a rolling 12-month debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million. We believe that these ratios were met as of December 31, 2005. Accordingly, during the three and nine months ended October 1, 2006, we paid fees of $13.6 million and $21.4 million to Vivendi Universal Entertainment. Likewise, during the three months and nine months ended October 2, 2005, we paid fees of $26.4 million and $63.7 million. We believe that we were also in compliance with these ratios at October 1, 2006, including consideration of a $30.0 million term loan prepayment. Accordingly, we will pay fees of $14.5 million during the fourth quarter of 2006 (of which $4.6 million is considered deferred according to definitions within the debt agreement).

Market risk

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. As a result, we have $159.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $1.6 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

During the nine months ended October 1, 2006, five of our interest rate swap agreements expired. At October 1, 2006, we had three remaining interest-rate swap agreements outstanding with an aggregate notional debt amount of $650.0 million. Two of these swaps, with a notional amount of $500.0 million, effectively fix our interest rate on our variable rate debt. The other swap, with a notional amount of $150.0 million, effectively makes the interest rate on our fixed rate debt variable.

The following table summarizes the impact of our interest rate swaps on our financial position as of October 1, 2006 and December 31, 2005 (in thousands):

	October 1, 2006		December 31, 2005
	Notional value	Fair value asset	Notional value	Fair value asset
Total interest rate swaps, net	$650,000	$3,625	$910,400	$1,748

The following tables summarize the changes in fair value of our interest rate swaps during the three and nine months ended October 1, 2006 and October 2, 2005 (in thousands):

	Three Months Ended October 1, 2006		Three Months Ended October 2, 2005
	Gain recorded in statement of operations	Recorded in other comprehensive income (loss)	Loss recorded in statement of operations	Recorded in other comprehensive income
Changes in fair value of interest rate swaps	$1,364	$(6,510)	$(809)	$6,867
Ineffective amortization	—	—	—	1,346

Total	$1,364	$(6,510)	$(809)	$8,213

	Nine Months Ended October 1, 2006		Nine Months Ended October 2, 2005
	Gain (loss) recorded in statement of operations	Recorded in other comprehensive income	Gain recorded in statement of operations	Recorded in other comprehensive income (loss)
Changes in fair value of interest rate swaps	$224	$1,653	$230	$(181)
Ineffective amortization	(222)	222	—	4,068

Total	$2	$1,875	$230	$3,887

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES

Universal City Development Partners, Ltd. The management of Universal City Development Partners, Ltd. (“UCDP”) carried out an evaluation, with the participation of UCDP’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP’s Principal Executive Officer and Principal Financial Officer concluded that UCDP’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

During the quarter ended October 1, 2006, UCDP implemented a new purchasing system. This system is included in UCDP’s controls over financial reporting. There were no changes in UCDP’s internal control over financial reporting during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was not any change in Finance’s internal control over financial reporting during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

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

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to that action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP sought a declaration by the Court that it has not infringed the Patent. UCDP also sought damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts ceased sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution was within the amount accrued for the loss contingency and was paid during the second quarter of 2006.

PROPERTY TAXES

In February 2006, UCDP was notified by the Orange County Property Appraiser’s Office that a tangible personal property tax review was underway for the years 2003, 2004 and 2005. In August 2006, the Property Appraiser’s Office issued assessments of back taxes for those years, and also issued increased assessments of certain real and tangible personal property for 2006 over 2005 values. On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the assessments. In addition, on October 9, 2006, UCDP filed with the Orange County Property Appraiser exceptions to the 2006 tangible personal property assessment, and requested additional information relating to the back assessments. UCDP met with representatives of the Orange County Property Appraiser on October 18, 2006, and the parties are continuing discussions. A hearing before the Value Adjustment Board on UCDP’s petitions will likely be scheduled for December 2006. It is premature to assess the likelihood of any impact that this matter may have on the Company’s financial position or the results of operations.

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

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: November 14, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Principal Financial and Accounting Officer

UCDP FINANCE, INC.

Date: November 14, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer (Principal Financial and Accounting Officer)