Form 10-Q
period 2007-04-01
UNIVERSAL CITY DEVELOPMENT PARTNERS LTD; UCDP FINANCE INC
filed 2007-05-11
CIK 1262450, 1262449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of May 11, 2007 there were 100 shares of common stock of UCDP Finance, Inc. outstanding. Not applicable to Universal City Development Partners, Ltd.

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

Universal City Development Partners, Ltd and

Subsidiaries

Condensed Consolidated Balance Sheets

(UNAUDITED)

(In thousands)

	April 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$110,033	$66,617
Accounts receivable, net	35,039	30,034
Receivables from related parties	3,770	7,576
Inventories, net	46,798	43,816
Prepaid assets	13,112	3,923
Notes receivable	4,951	4,960

Total current assets	213,703	156,926

Property and equipment, at cost:
Land and land improvements	489,470	488,675
Buildings and building improvements	1,378,320	1,377,175
Equipment, fixtures and furniture	1,108,290	1,105,048
Construction in process	24,165	17,652

Total property and equipment, at cost:	3,000,245	2,988,550
Less accumulated depreciation	(1,300,082)	(1,273,232)

Property and equipment, net	1,700,163	1,715,318

Other assets:
Interest rate swap assets, at fair market value	2,315	4,050
Investments in joint ventures	6,362	7,097
Intangible assets, net	17,493	13,283
Deferred finance costs, net	18,465	19,756
Assets held for sale	2,551	2,551
Other assets	8,119	7,930

Total other assets	55,305	54,667

Total assets	$1,969,171	$1,926,911

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(UNAUDITED)

(In thousands)

	April 1, 2007	December 31, 2006
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$127,078	$89,065
Unearned revenue	72,916	47,250
Due to related parties	9,143	8,476
Current portion of capital lease and financing obligations	964	634
Current portion of long-term borrowings	—	75

Total current liabilities	210,101	145,500

Long-term liabilities:
Long-term borrowings, net of current portion	1,006,501	1,006,289
Deferred special fee payable to affiliates	82,548	80,873
Capital lease and financing obligations, net of current portion	3,409	—
Minority interest in equity of UCRP	8,289	8,066
Other	7,850	7,699

Total long-term liabilities	1,108,597	1,102,927

Partners’ equity:
Vivendi Universal Entertainment	324,079	337,217
Blackstone	324,079	337,217
Accumulated other comprehensive income	2,315	4,050

Total partners’ equity	650,473	678,484

Total liabilities and partners’ equity	$1,969,171	$1,926,911

See accompanying notes.

Universal City Development Partner, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(UNAUDITED)

(In thousands)

	Quarter Ended
	April 1, 2007	April 2, 2006
Operating revenues:
Theme park passes	$88,159	$88,073
Theme park food and beverage	22,383	22,046
Theme park merchandise	23,227	20,160
Other	52,824	51,280

Total operating revenues	186,593	181,559

Costs and operating expenses:
Theme park operations	40,458	39,155
Theme park selling, general and administrative	42,095	44,409
Theme park cost of products sold	23,712	21,931
Special fee payable to Vivendi Universal Entertainment and consultant fee	11,518	11,225
Depreciation and amortization	26,974	28,474
Other	32,797	33,533

Total costs and operating expenses	177,554	178,727

Operating income	9,039	2,832

Other expense (income):
Interest expense	27,242	27,136
Interest income	(994)	(647)
Change in fair value of interest rate swaps	—	945
Loss from joint ventures	515	217
Minority interest in net earnings of UCRP	790	919

Total other expense	27,553	28,570

Net loss	$(18,514)	$(25,738)

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statement of Changes in Partners’ Equity

(UNAUDITED)

(In thousands)

	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Income	Total Partners’ Equity
Balance, December 31, 2006	$337,217	$337,217	$4,050	$678,484
Decrease in fair value of interest rate swap designated as hedges	—	—	(1,735)	(1,735)
Partner distributions	(3,881)	(3,881)	—	(7,762)
Net loss	(9,257)	(9,257)	—	(18,514)

Balance, April 1, 2007	$324,079	$324,079	$2,315	$650,473

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Quarter Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,514)	$(25,738)

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	26,612	28,112
Amortization of intangible assets	362	362
Amortization of deferred finance costs	1,291	1,318
Accretion of bond discount	212	212
Distributions from investments in unconsolidated entities, net	750	212
Change in fair value of interest rate swaps	—	945
Loss from joint ventures	515	217
Minority interest in net earnings of UCRP	790	919
Changes in operating assets and liabilities:
Accounts receivable, net	(5,005)	(3,044)
Notes receivable	9	—
Receivables from related parties	3,806	2,036
Inventories, net	(2,982)	(2,156)
Prepaid assets	(9,189)	60
Other assets	(189)	(476)
Accounts payable and accrued liabilities	38,013	40,218
Unearned revenue	25,666	19,454
Due to related parties	667	73
Deferred special fees payable to affiliates	1,675	1,409
Other long-term liabilities	151	444

Net cash and cash equivalents provided by operating activities	64,640	64,577

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment and intangible asset acquisitions	(12,157)	(7,778)

Net cash and cash equivalents used in investing activities	$(12,157)	$(7,778)

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(UNAUDITED)

(In thousands)

	Quarter Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(567)	$(267)
Payments of partner distributions	(7,762)	(6,900)
Contributions to joint ventures	(530)	—
Payments on long-term borrowings, capital lease and financing obligations, net	(208)	(1,586)

Net cash and cash equivalents used in financing activities	(9,067)	(8,753)

Net increase in cash and cash equivalents	43,416	48,046
Cash and cash equivalents at beginning of period	66,617	46,833

Cash and cash equivalents at end of period	$110,033	$94,879

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Notes payable issued for property and equipment	$—	$642

Financing obligations	$3,872	$—

(Decrease)/increase in interest rate swap asset	$(1,735)	$4,046

Decrease in interest rate swap liability	$—	$88

Disposal of fully depreciated assets	$238	$3,739

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(UNAUDITED)

1. General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes, thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd. (“UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc.; and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated upon consolidation.

UCDP’s ultimate owners, each having a 50 percent interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment”), a subsidiary of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The quarters ended April 1, 2007 and April 2, 2006 contained 91 days and 92 days, respectively.

Seasonality

The timing of Easter in relation to the Company’s quarter end affects the comparability of the results for the quarters ended April 1, 2007 and April 2, 2006. During 2007, the peak Easter season began during the last two days of the first quarter, however, for 2006, it fell entirely during the second quarter, causing a partial shift in one of our peak travel seasons into the first quarter in 2007. Based on the seasonality of attendance, the results for the quarters ended April 1, 2007 and April 2, 2006 are not necessarily indicative of results for the full year.

Reclassification

Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2007 presentation. The April 2, 2006 distributions from unconsolidated entities, net on the condensed consolidated statement of cash flows, has been reclassified to the operating activities section, in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. These reclassifications had no impact on net loss or partners’ equity.

Inventories

The major components of inventories are as follows (in thousands):

	April 1, 2007	December 31, 2006
Merchandise	$16,470	$12,709
Food and beverage	4,084	4,259
Operating supplies and maintenance parts	27,673	28,051
Less: reserves	(1,429)	(1,203)

Total	$46,798	$43,816

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 simplifies the accounting for hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands):

	Interest Rate	Maturity Date	As of April 1, 2007	As of December 31, 2006
Senior secured credit facility	(1)	(2)	$509,000	$509,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000
Equipment financing note	5.35%	April 1, 2007	—	75

Gross principal payable			1,009,000	1,009,075
Unamortized discounts			2,499	2,711

Total debt			$1,006,501	$1,006,364

(1)	The senior secured credit facility bears interest based at UCDP’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus 100 bps, or at the 3-month LIBOR plus 200 bps.
(2)	The maturity date of the senior secured credit facility is March 31, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

As of April 1, 2007 and December 31, 2006, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of April 1, 2007 (in thousands):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$1,915	4.77%	Other comprehensive income	Fixed
250,000	October 15, 2009	400	4.41%	Other comprehensive income	Fixed

$450,000		$2,315

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

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands):

	April 1, 2007	December 31, 2006
Accounts payable	$9,111	$6,603
Capital expenditures	5,842	3,966
Marketing and advertising	15,834	5,444
Interest	36,998	21,788
Compensation and benefits	25,712	26,131
Operating accruals	15,097	14,268
Consulting fees	3,889	4,244
Property and sales tax	8,316	1,507
Other	6,279	5,114

Total	$127,078	$89,065

5. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Net loss	$(18,514)	$(25,738)
Change in fair value of interest rate swaps designated as hedges	(1,735)	4,857
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	—	222

Comprehensive loss	$(20,249)	$(20,659)

6. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the quarters ended April 1, 2007 and April 2, 2006, the Company paid fees of $8,214,000 and $7,811,000, respectively, to Vivendi Universal Entertainment. In addition, at April 1, 2007 and December 31, 2006 respectively, the amount due to related parties included $7,802,000 and $8,214,000 related to the current portion of special fees payable to Vivendi Universal Entertainment. At April 1 2007 and December 31, 2006, respectively, UCDP had long-term deferred special fees payable of approximately $82,548,000 payable and $80,873,000 payable to affiliates of Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000 annually. As these ratios were met as of April 1, 2007, payments of $7,802,000 in special fees will be made during the second quarter of 2007.

7. Litigation

Property taxes

2006 Assessments

On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2006 assessments by the Orange County Property Appraiser of certain real and tangible personal property owned by UCDP. Hearings before the Value Adjustment Board on UCDP’s petitions took place on December 11 and 12, 2006, after which two Special Magistrates recommended to the Value Adjustment Board that the 2006 assessments of UCDP’s real and tangible personal property be reduced. The Value Adjustment Board approved the Special Magistrates’ recommendations and the Property Appraiser issued revised assessments on March 20, 2007, reducing the assessed property values, resulting in a tax savings and refund of approximately $1.0 million, which was received on May 4, 2007. Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the 2006 tangible personal property assessments. The refund amount received will be recorded to the statement of operations during the second quarter of 2007. It is premature to assess the likelihood of any further impact that this case may have on UCDP’s financial position or the results of operations.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, finding that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes and penalties being charged by the Orange County Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on Universal’s Islands of Adventure, and it also dismissed UCDP’s due process claim. On May 7, 2007, UCDP also re- filed the complaint and also filed motions seeking rehearing, clarification and leave to amend the complaint. It is premature to assess the likelihood of any material impact to its results of operations, financial position or cash flows.

Patent Infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G& T Conveyor Co. filed a Complaint for Patent Infringement (the “2007 Complaint”) in the United States District Court for the District of Delaware naming NBCU, USI and Blackstone Group L.P. as defendants (collectively the “Defendants”), along with other industry theme park owners or operators. The 2007 Complaint alleges that the Defendants are liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme parks and amusement rides. The 2007 Complaint does not include specific allegations concerning the location or manner of alleged infringement and does not name UCDP, but the allegations may relate to rides owned and operated by UCDP. The 2007 Complaint seeks damages and injunctive relief. On May 7, the Defendants filed an Answer and Counterclaims. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on UCDP’s financial position or the results of operations.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

Comparisons between 2007 and 2006 are difficult as the peak Easter season began the final two days of the first quarter of 2007, but took place entirely during the second quarter of 2006. Despite this two day shift into the first quarter, attendance was unfavorable by 3%. Although we incurred a slight decrease in attendance, new initiatives led us to generate $5.0 million in higher revenues and reduced our year over year net loss by $7.0 million. We were able to strengthen our financial position as we exited the first quarter with $210.0 million in cash and cash equivalents and unused revolving credit, including $110.0 million of cash and cash equivalents and $100.0 million available under our revolving credit facility as of April 1, 2007. We also owed $1,006.5 million on our long-term debt at April 1, 2007.

Seasonality

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. Since opening in 1991, our parks have been closed only five days due to the inclement weather caused by hurricanes, four of which occurred during the 2004 and 2005 hurricane seasons.

Based on the seasonality of our attendance, the results for the quarters ended April 1, 2007 and April 2, 2006 are not necessarily indicative of results for the full year.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited consolidated financial statements for the year ended December 31, 2006 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued the low end of the estimated range of probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 7 in Part 1, Item 1. Condensed Consolidated Financial Statements in this document for more detailed information on litigation exposure.

Period end

The quarters ended April 1, 2007 and April 2, 2006 contained 91 days and 92 days, respectively.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers

and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 simplifies the accounting for hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

	Quarter Ended		% Change
(In Thousands, Except Percentages)	April 1, 2007	April 2, 2006	Favorable/ (Unfavorable)
Operation data:
Paid theme park admissions	2,157	2,219	(3)%
Turnstile theme park admissions	2,320	2,389	(3)%
Theme park pass revenue per paid admission	$40.87	$39.69	3%
Theme park food, beverage and merchandise revenue per turnstile admission	19.66	17.67	11%
Statement of operations data:
Operating revenues:
Theme park pass revenue	$88,159	$88,073	0%
Theme park food and beverage	22,383	22,046	2%
Theme park merchandise	23,227	20,160	15%
Other	52,824	51,280	3%

Total operating revenues	186,593	181,559	3%

Costs and operating expenses:
Theme park operations	40,458	39,155	(3)%
Theme park selling, general and administrative	42,095	44,409	5%
Theme park cost of products sold	23,712	21,931	(8)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	11,518	11,225	(3)%
Depreciation and amortization	26,974	28,474	5%
Other	32,797	33,533	2%

Total costs and operating expenses	177,554	178,727	1%

Operating income	9,039	2,832	219%
Non-operating expenses	27,553	28,570	4%

Net loss	$(18,514)	$(25,738)	28%

Quarter Ended April 1, 2007 Compared to Quarter Ended April 2, 2006

The 3% decline in Paid Theme Park Admissions was primarily attributable to an 8% decline in our outer-US attendance and 1% decline in our Florida attendance. These were partially offset by an increase in our international attendance of 5%. As discussed earlier, our peak spring break and Easter season began during the last two days of the quarter, which makes it difficult for comparisons to the first quarter of 2006.

Despite the unfavorable attendance, our total Operating Revenues increased $5.0 million driven by strong per capita growth. Theme Park Pass Revenue per paid admission increased 3%, due to a more favorable ticket mix, and Theme Park Food, Beverage and Merchandise Revenue per turnstile admission increased 11% due to price increases and new initiatives. The remaining increase was from Other Revenue, which was favorable by $1.5 million, or 3%, primarily due to increases in parking revenue of $0.6 million and aged pass sales of $0.9 million. These were partially offset by a decrease in special event revenues of $1.0 million due to a decreased number and size of events.

Theme Park Operations were unfavorable $1.3 million due to increased maintenance and operational costs, partially offset by a decrease in utility costs. The decrease in Theme Park Selling, General and Administrative was largely due to $2.3 million in reduced marketing costs related to the timing of our advertising campaigns. As a percentage of Theme Park Food and Beverage and Merchandise Revenue, Cost of Products Sold remained consistent at 52.0% in both quarters. Expenses related to our special fee and consultant fee increased 3%, correlating to the increase in operating revenues. Other Operating Expenses were favorable $0.7 million due to the decrease in costs relating to special events of $0.9 million resulting from a decrease in special events revenue. Non-operating Expenses were favorable by $1.0 million. This resulted from an income statement charge of $0.9 million during the first quarter of 2006 caused by the decrease in value of interest rate swaps that did not occur during 2007.

EBITDA

We have included EBITDA because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe our senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in our senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA (in thousands):

	Quarter Ended
	April 1, 2007	April 2, 2006
Cash and cash equivalents provided by operating activities	$64,640	$64,577
Adjustments:
Interest expense	27,242	27,136
Interest income	(994)	(647)
Amortization of deferred finance costs	(1,291)	(1,318)
Deferred special fee and interest payable to Vivendi Universal Entertainment	(1,675)	(1,409)
Distributions from investments in unconsolidated entities, net	(750)	(212)
Loss from joint ventures	(515)	(217)
Accretion of bond discount	(212)	(212)
Minority interest in net earnings of UCRP	(790)	(919)
Change in working capital	(50,947)	(56,609)

EBITDA	$34,708	$30,170

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Quarter ended
	April 1, 2007	April 2, 2006
Net cash and cash equivalents provided by operating activities	$64,640	$64,577
Net cash and cash equivalents used in investing activities	12,157	7,778
Net cash and cash equivalents used in financing activities	9,067	8,753

During the quarters ended April 1, 2007 and April 2, 2006, respectively, net cash provided by operating activities was $64.6 million and $64.6 million. The decreased net loss of $7.2 million was offset by the change in working capital accounts of $5.7 million and decreased depreciation of $1.5 million.

Net cash used in investing activities for the quarters ended April 1, 2007 and April 2, 2006, totaled $12.2 million and $7.8 million, respectively, which consisted primarily of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. We estimate our capital expenditures, including intellectual property rights, to be between $100.0 million to $120.0 million during 2007. A large portion of this cost relates to the design and construction of multiple new attractions that are currently being negotiated that we anticipate opening during the next few years.

During the quarters ended April 1, 2007 and April 2, 2006, net cash used for financing activities was $9.1 million and $8.8 million, respectively. For 2007, the amount was comprised of a payment of contributions to a joint venture, payments of partner distributions, payments on capital lease obligations and distributions of the minority interest of UCRP. For 2006, the amount was comprised of payments of partner distributions, principal payments on our senior secured credit facility and distributions of the minority interest of UCRP.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	As of
	April 1, 2007	December 31, 2006
Cash and cash equivalents	$110,033	$66,617
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings and capital lease and financing obligations	964	709
Current portion of special fees	7,802	8,214
Total long-term obligations (1)	1,009,910	1,006,289

(1)	Long-term obligations include long-term borrowings (excluding current portions), and long-term capital lease and financing obligations.

At April 1, 2007, our total debt was $1,006.5 million, which included $497.5 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $2.5 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At April 1, 2007, we also had $210.0 million in cash and cash equivalents and unused revolving credit, consisting of $110.0 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of April 1, 2007. Both issuances of notes are due in 2010, while the senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. During 2006, UCDP made an additional $30.0 million principal payment, effectively prepaying all of the required principal installments. Our senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained consistent during 2007, we cannot be assured that future changes in our ratings will not occur.

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

Special fees

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the refinancing of our senior secured credit facility in December 2004 (the “2004 Amendment”), the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of December 31, 2006. Accordingly, during the quarter ended April 1, 2007, we paid fees of $8.2 million to Vivendi Universal Entertainment. As these ratios were met as of April 1, 2007, payments of $7.8 million in special fees will be made during the second quarter of 2007. At April 1, 2007 and December 31, 2006, respectively, our consolidated balance sheet included $7.8 million and $8.2 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. At April 1 2007 and December 31, 2006, respectively, UCDP had long-term deferred special fees payable of approximately $82.5 million and $80.9 million payable to affiliates of Vivendi Universal Entertainment.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	2007	2008	2009	2010	2011	Total	Fair value
Debt:
Fixed rate debt	$—	$—	$—	$500,000	$—	$500,000	$529,375
Average rate	n/a	n/a	n/a	11.75%	n/a
Variable rate debt	$—	$—	$—	$—	$509,000	$509,000	$511,545
Average interest rate	n/a	n/a	n/a	n/a	7.35%

Total gross debt	$—	$—	$—	$500,000	$509,000	$1,009,000	$1,040,920

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $59.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $0.6 million.

The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

There was no change in UCDP’s internal control over financial reporting during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 Litigation in Part I — Item 1 Condensed Consolidated Financial Statements in this document for a detailed description of current legal proceedings.

Item 1A.	Risk Factors

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

a) Exhibits

31(i).1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: May 11, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial and Accounting Officer

UCDP FINANCE, INC.

Date: May 11, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer (Principal Financial and Accounting Officer)