Form 10-Q
period 2008-06-29
UNIVERSAL CITY DEVELOPMENT PARTNERS LTD; UCDP FINANCE INC
filed 2008-08-08
CIK 1262450, 1262449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of August 8, 2008 there were 100 shares of common stock of UCDP Finance, Inc. outstanding. Not applicable to Universal City Development Partners, Ltd.

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

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

Universal City Development Partners, Ltd and Subsidiaries

Condensed Consolidated Balance Sheets

(UNAUDITED)

(In thousands)

	June 29, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$133,932	$127,874
Accounts receivable, net	38,295	34,025
Receivables from related parties	4,955	5,053
Inventories, net	45,803	42,240
Prepaid expenses and other assets	11,256	5,731
Assets held for sale	19,722	18,205

Total current assets	253,963	233,128
Property and equipment, at cost:
Land and land improvements	473,730	473,656
Buildings and building improvements	1,381,936	1,380,898
Equipment, fixtures and furniture	1,115,970	1,074,322
Construction in process	96,574	72,568

Total property and equipment, at cost	3,068,210	3,001,444
Less accumulated depreciation	(1,394,401)	(1,340,091)

Property and equipment, net	1,673,809	1,661,353
Other assets:
Investments in unconsolidated entities	13,167	12,828
Intangible assets, net	53,992	55,107
Deferred finance costs, net	12,010	14,592
Other assets	8,526	9,014

Total other assets	87,695	91,541

Total assets	$2,015,467	$1,986,022

Continued on next page.

Universal City Development Partners, Ltd and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(UNAUDITED)

(In thousands)

	June 29, 2008	December 31, 2007
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149,360	$130,870
Unearned revenue	65,089	46,681
Due to related parties	12,239	22,583
Current portion of capital lease and financing obligations	5,750	375

Total current liabilities	232,438	200,509
Long-term liabilities:
Long-term borrowings, net of current portion	1,007,543	1,007,126
Deferred special fee payable to affiliates	89,972	87,608
Capital lease and financing obligations, net of current portion	26,539	31,113
Minority interest in equity of UCRP	7,034	7,294
Interest rate swap liability, at fair market value	6,254	5,106
Other	8,895	10,978

Total long-term liabilities	1,146,237	1,149,225
Partners’ equity:
Vivendi Universal Entertainment	321,523	320,697
Blackstone	321,523	320,697
Accumulated other comprehensive loss	(6,254)	(5,106)

Total partners’ equity	636,792	636,288

Total liabilities and partners’ equity	$2,015,467	$1,986,022

See accompanying notes.

Universal City Development Partners, Ltd and Subsidiaries

Condensed Consolidated Statements of Operations

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Operating revenues:
Theme park passes	$117,017	$125,055	$216,434	$213,214
Theme park food and beverage	31,068	33,632	55,472	56,015
Theme park merchandise	26,828	29,506	50,147	50,194
Other theme park related	28,591	28,345	52,884	49,095
Other	40,329	44,039	77,458	78,651

Total operating revenues	243,833	260,577	452,395	447,169

Costs and operating expenses:
Theme park operations	44,264	42,738	86,806	83,196
Theme park selling, general and administrative	44,309	45,675	82,399	87,770
Theme park cost of products sold	29,248	30,693	56,003	54,405
Special fee payable to Vivendi Universal Entertainment and consultant fee	15,407	16,466	28,444	27,984
Depreciation and amortization	28,166	27,326	57,403	54,300
Other	37,780	37,256	72,364	70,050

Total costs and operating expenses	199,174	200,154	383,419	377,705

Operating income	44,659	60,423	68,976	69,464

Other expense (income):
Interest expense	24,754	26,751	49,701	53,993
Interest income	(608)	(1,409)	(1,600)	(2,403)
(Income) loss from investments in unconsolidated entities	(586)	353	(2,071)	868
Gain on sale of property and equipment	—	(2,776)	—	(2,776)
Minority interest in net earnings of UCRP	863	1,192	1,614	1,982

Total other expense	24,423	24,111	47,644	51,664

Net income (loss)	$20,236	$36,312	$21,332	$17,800

See accompanying notes.

Universal City Development Partners, Ltd and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six months ended
	June 29, 2008	July 1, 2007
Operating activities:
Net cash and cash equivalents provided by operating activities	$100,429	$135,515

Investing activities:
Property and equipment acquisitions	(60,832)	(21,608)
Proceeds relating to capital reimbursements	—	3,505
Proceeds relating to sale of property and equipment	—	3,058

Net cash and cash equivalents used in investing activities	(60,832)	(15,045)

Financing activities:
Distributions of minority interest in equity of UCRP	(1,874)	(1,383)
Tax distribution paid to partners	(31,290)	(21,540)
Contributions to investments in unconsolidated entities	—	(2,130)
Payments on long-term borrowings, capital lease and financing obligations, net	(375)	(13,676)

Net cash and cash equivalents used in financing activities	(33,539)	(38,729)

Net increase in cash and cash equivalents	6,058	81,741
Cash and cash equivalents at beginning of period	127,874	66,617

Cash and cash equivalents at end of period	$133,932	$148,358

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Increase of property and equipment in accrued liabilities	$9,430	$8,402

Disposal of fully depreciated assets	$1,978	$238

Increase in interest rate swap liability	$1,148	$—

Financing obligations	$—	$43,291

Decrease in interest rate swap asset	$—	$(802)

See accompanying notes.

Universal City Development Partners, Ltd and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

1. General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the notes, thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

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

The Company’s ultimate owners, each having a 50 percent interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment”), a subsidiary of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The three months ended June 29, 2008 and July 1, 2007 each contained 91 days. The six months ended June 29, 2008 contained 181 days, while the six months ended July 1, 2007 contained 182 days.

Seasonality

Based on the seasonality of attendance, the results for the six months ended June 29, 2008 and July 1, 2007 are not necessarily indicative of results for the full year. For the current year, Easter fell on March 23, the earliest Easter since the parks opened. Historically, schools scheduled their spring break to coincide with the Easter holiday, either the week prior or the week after Easter Sunday, giving the Company a concentrated two week spike in attendance. However, with the early timing of Easter this year, spring break was not as concentrated around Easter, but extended from early March to late April. Therefore, there was only a partial shift of the spring break period into the first quarter of 2008, whereas the entire peak season for 2007 occurred during the second quarter.

Reclassification

Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform to the 2008 presentation. The December 31, 2007 assets held for sale on the condensed consolidated balance sheet have been reclassified to current assets. This reclassification had no impact on net income or partners’ equity.

Inventories

The major components of inventories are as follows (in thousands):

	June 29, 2008	December 31, 2007
Merchandise	$15,307	$12,648
Food and beverage	3,726	3,944
Operating supplies and maintenance parts	28,313	27,028
Less: reserves	(1,543)	(1,380)

Total	$45,803	$42,240

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 11 years. Intangible assets totaled $53,992,000 and $55,107,000, respectively, as of June 29, 2008 and December 31, 2007. This included $13,658,000 and $12,570,000 in accumulated amortization, respectively, as of June 29, 2008 and December 31, 2007. Amortization expense amounted to $1,115,000 and $787,000, respectively, during the six months ended June 29, 2008 and July 1, 2007, and $519,000 and $425,000, respectively, during the three months ended June 29, 2008 and July 1, 2007. Amortization of existing intangible assets will be approximately $1,981,000 and $2,151,000, respectively, for 2008 and 2009 and $5,441,000 in each of the following three years.

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three and six months ended June 29, 2008, we incurred additional depreciation expense of approximately $944,000 and $2,203,000, respectively relating to accelerating the life of various ride and show assets.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and require enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not believe that our adoption of the standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 160, but do not believe that our adoption of the standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141 (R), but do not believe that our adoption of the standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	As of June 29, 2008	As of December 31, 2007
Senior secured credit facility	LIBOR + 300 bps	(1)	$509,000	$509,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000

Gross principal payable			1,009,000	1,009,000
Unamortized discounts			(1,457)	(1,874)

Total debt			$1,007,543	$1,007,126

(1)	The maturity date of the senior secured credit facility is June 9, 2011, however, it is repayable in full at April 1, 2010, if the April 2010 notes and the May 2010 notes are not refinanced or repaid in full prior to such date. See Note 9 – Subsequent events in this section.

As of June 29, 2008 and December 31, 2007, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 29, 2008 (in thousands, except percentages):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$(4,290)	4.77%	Other comprehensive income	Fixed
125,000	October 15, 2009	(1,964)	4.41%	Other comprehensive income	Fixed

$325,000		$(6,254)

We are exposed to credit loss in the event of nonperformance by the other party to our derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy their obligations under these contracts. We view derivative financial instruments as a risk management tool in the prudent operation of our business.

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	June 29, 2008	December 31, 2007
Accounts payable	$16,782	$11,602
Capital expenditures	35,029	24,817
Marketing and advertising	14,111	10,322
Interest	18,674	19,844
Compensation and benefits	24,624	32,826
Operating accruals	18,040	17,716
Consulting fees	5,200	4,464
Property and sales tax	12,443	2,301
Other	4,457	6,978

Total	$149,360	$130,870

5. Capital Leases and Financing Obligations

Intangible assets and equipment, fixtures and furniture included approximately $42,497,000 and $42,590,000, related to financing obligations and capital leases as of June 29, 2008 and December 31, 2007, respectively. This included $93,000 in accumulated amortization for the three and six months ended June 29, 2008. At June 29, 2008, future minimum payments due under financing obligations and capital leases totaled approximately $32,289,000 (net of $17,761,000 in interest). The net present value of future minimum payments include $5,344,000, $3,887,000, $3,612,000, $3,357,000, and $16,090,000, due in 2009, 2010, 2011, 2012, and years subsequent to 2012, respectively.

6. Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$20,236	$36,312	$21,332	$17,800
Change in fair value of interest rate swaps designated as hedges	5,634	2,537	(1,148)	802

Comprehensive income (loss)	$25,870	$38,849	$20,184	$18,602

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three and six months ended June 29, 2008 the Company paid fees of $8,715,000, and $17,730,000, respectively, and for the three and six months ended July 1, 2007, the Company paid fees of $7,802,000, and $16,016,000, respectively, to Vivendi Universal Entertainment. In addition, at June 29, 2008 and December 31, 2007, respectively, the amount due to related parties included $10,325,000 and $9,015,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000 annually. As these ratios were met as of June 29, 2008, payments of $10,325,000 in special fees will be made during the third quarter of 2008. At June 29, 2008 and December 31, 2007, the Company had long-term deferred special fees payable to affiliates of Vivendi Universal Entertainment of approximately $89,972,000 and $87,608,000 respectively.

8. Litigation

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board (“VAB”) seeking review and adjustment of the 2007 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to the Universal Studios Florida (“USF”) and Universal’s Islands of Adventure (“IOA”) tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. The VAB approved and adopted the Special Magistrates’ recommendations on February 26, 2008. On April 24, 2008, UCDP filed complaints challenging these assessments in circuit court. On June 4, 2008, Orange County Tax Collector (the “Tax Collector”) filed answers to the petitions. On June 16, 2008, the Property Appraiser and Florida Department of Revenue (“FDOR”), filed answers to the petitions. UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Property Appraiser reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the reduced 2006 tangible personal property assessments. On May 16, 2007, UCDP filed two lawsuits against the Property Appraiser, Tax Collector and the FDOR, challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and IOA and for (ii) UCDP’s parking garages. The parties are currently engaged in motion practice and discovery and we cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on IOA, and it also dismissed UCDP’s due process claim. On May 14, 2007, UCDP re-filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to IOA. On September 12, 2007, the FDOR filed an Answer. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s Re-filed Back Assessment Complaint. The Property Appraiser and Tax Collector appealed the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP opposed the appeal, and on July 3, 2008, the Court denied the appeal. Therefore, UCDP’s actions challenging the back assessments remain pending and are currently being litigated.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

9. Subsequent events

On July 28, 2008, UCDP amended the early maturity date feature in the senior secured credit facility to April 1, 2010 unless both the April 2010 notes and the UCHC May 2010 notes, are refinanced or repaid prior to that time. Additionally, the interest rate on the senior secured credit facility will increase from 3-month LIBOR plus 175 basis points to 3-month LIBOR plus 300 basis points, with a 3% floor on the LIBOR rate. Prior to the amendment, the maturity date was accelerated to December 1, 2009 if the April 2010 notes were not refinanced or repaid at that time, or to January 1, 2010 if UCHC’s May 2010 notes were not refinanced or repaid at that time. The maturity date of the term loan remains at June 9, 2011 if the early maturity date feature is not triggered. In conjunction with this amendment, UCDP paid a fee of approximately $4.0 million which will be amortized through the extension period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

For the first half of 2008, our paid attendance was flat to the first half of 2007, however EBITDA (as defined on page 16) increased $3.1 million, or 3%. Theme park guest spending for the year increased approximately 2%, which helped us to generate $5.2 million in higher revenues and increased our year over year net income by $3.5 million. We finished the second quarter in a strong financial position with $233.9 million in cash and cash equivalents, including $100.0 million in unused revolving credit. We also owed $1,007.5 million on our long-term debt at June 29, 2008.

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

For the current year, Easter fell on March 23, the earliest Easter since the parks opened. Historically, schools tend to schedule their spring break to coincide with the Easter holiday, either the week prior or the week after Easter Sunday, giving us a concentrated two week spike in attendance. However, with the early timing of Easter this year, spring break was not as concentrated around Easter, but extended from early March to late April. Therefore, there was only a partial shift of the spring break period into the first quarter of 2008 whereas the entire peak season for 2007 occurred during the second quarter.

Based on the seasonality of our attendance, the results for the three and six-month periods ended June 29, 2008 and July 1, 2007 are not necessarily indicative of results for the full year.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited consolidated financial statements for the year ended December 31, 2007 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Period end

The three months ended June 29, 2008 and July 1, 2007 each contained 91 days. The six months ended June 29, 2008 contained 181 days, while the six months ended July 1, 2007 contained 182 days.

Recent accounting pronouncements

See Note 1 General in Part I — Item 1 Condensed Consolidated Financial Statements in this document for a detailed description of recent accounting pronouncements.

Long term growth plan

During the second quarter of 2008, UCDP’s Park Advisory Board approved the Long-Term Growth Plan effective as of January 1, 2008. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more Value Appreciation Rights (VARs). The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone Capital Partners and NBC Universal, Inc.) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBC Universal, Inc. owning less than 50%, or January 1, 2011. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2011 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2010, subject to specific caps so that the payout value for each participant is no more than 150% of their total compensation as of January 1, 2011. Under the plan, all awards are paid in cash. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled.

Results of Operations

	Three months ended		% Change
(In thousands, except percentages and per cap data)	June 29, 2008	July 1, 2007	Favorable/ (unfavorable)
Operational data:
Paid theme park admissions	2,894	3,047	(5.0)%
Turnstile theme park admissions	3,122	3,262	(4.3)%
Theme park pass revenue per paid admission	$40.43	$41.04	(1.5)%
Theme park food, beverage and merchandise revenue per turnstile admission	18.54	19.36	(4.2)%
Other theme park related revenue per turnstile admission	9.16	8.69	5.4%

Statement of operations data:
Operating revenues:
Theme park passes	$117,017	$125,055	(6.4)%
Theme park food and beverage	31,068	33,632	(7.6)%
Theme park merchandise	26,828	29,506	(9.1)%
Other theme park related	28,591	28,345	0.9%
Other	40,329	44,039	(8.4)%

Total operating revenues	243,833	260,577	(6.4)%
Costs and operating expenses:
Theme park operations	44,264	42,738	(3.6)%
Theme park selling, general and administrative	44,309	45,675	3.0%
Theme park cost of products sold	29,248	30,693	4.7%
Special fee to Vivendi Universal Entertainment and consultant fee	15,407	16,466	6.4%
Depreciation and amortization	28,166	27,326	(3.1)%
Other	37,780	37,256	(1.4)%

Total costs and operating expenses	199,174	200,154	0.5%

Operating income	44,659	60,423	(26.1)%
Non-operating expenses	24,423	24,111	(1.3)%

Net income	$20,236	$36,312	(44.3)%

Three Months Ended June 29, 2008 Compared to Three Months Ended July 1, 2007

Paid Theme Park Admissions decreased 5% during the second quarter of 2008 compared to the second quarter of 2007. This was partially driven by the shift in Easter into the first quarter in 2008 versus the second quarter in 2007. International attendance had mid-single digit percentage growth while our domestic markets saw high-single digit percentage declines. We believe these declines are primarily affected by the continued downturn in the United States economy and continued increase in fuel prices. Our total Operating Revenues decreased $16.7 million, or 6%, driven by the attendance shortfall and decreased per capita spending. Theme Park Pass revenue per paid admission decreased 1% and per turnstile admission spending on food and beverage and merchandise decreased 4%. These are partially attributable to the increase in annual pass holder visits due to the opening of The Simpsons Ride, and guests with annual passes typically spend less on these items due to their more frequent visits. Other Revenue was unfavorable by $3.7 million, or 8%, primarily due to a decrease in CityWalk revenues of $2.1 million.

Theme Park Operations were unfavorable by $1.5 million due to increased maintenance, entertainment and operational costs, as a result of a shift in the timing of maintenance spending and the opening of the Simpsons and Disaster attractions, which opened in the second quarter of 2008 and fourth quarter of 2007, respectively. Theme park selling, general and administrative costs were favorable $1.4 million, due to a decrease in marketing spend of $2.8 million, however this decrease is only due to a shift in the timing of spend. Cost of goods sold decreased 5% and expenses related to our special fee and consultant fee decreased 6%, both correlating to the decrease in operating revenues.

	Six months ended		% Change
(In thousands, except percentages and per cap data)	June 29, 2008	July 1, 2007	Favorable/ (unfavorable)
Operational data:
Paid theme park admissions	5,180	5,205	(0.5)%
Turnstile theme park admissions	5,577	5,582	(0.1)%
Theme park pass revenue per paid admission	$41.78	$40.96	2.0%
Theme park food, beverage and merchandise revenue per turnstile admission	18.94	19.03	(0.5)%
Other theme park related revenue per turnstile admission	9.48	8.80	7.8%

Statement of operations data:
Operating revenues:
Theme park admissions	$216,434	$213,214	1.5%
Theme park food and beverage	55,472	56,015	(1.0)%
Theme park merchandise	50,147	50,194	(0.1)%
Other theme park related	52,884	49,095	7.7%
Other	77,458	78,651	(1.5)%

Total operating revenues	452,395	447,169	1.2%
Costs and operating expenses:
Theme park operations	86,806	83,196	(4.3)%
Theme park selling, general and administrative	82,399	87,770	6.1%
Theme park cost of products sold	56,003	54,405	(2.9)%
Special fee to Vivendi Universal Entertainment and consultant fee	28,444	27,984	(1.6)%
Depreciation and amortization	57,403	54,300	(5.7)%
Other	72,364	70,050	(3.3)%

Total costs and operating expenses	383,419	377,705	(1.5)%

Operating income	68,976	69,464	(0.7)%
Non-operating expenses	47,644	51,664	7.8%

Net income	$21,332	$17,800	19.8%

Six Months Ended June 29, 2008 Compared to Six Months Ended July 1, 2007

Paid Theme Park Admissions were flat during the first half of 2008 compared to the first half of 2007. International attendance had high-single digit percentage growth while our domestic markets saw mid-single digit percentage declines. Our total Operating Revenues increased $5.2 million, or 1.2%, driven by per capita growth. Theme Park Pass revenue per paid admission increased 2%. Per turnstile admission spending on food and beverage and merchandise was flat to prior year. Per turnstile admission spending on other theme park related items increased 8%, primarily due to an increase in corporate special events of $4.3 million.

Theme Park Operations were unfavorable by $3.6 million due to increased maintenance, entertainment and operational costs, as a result of a shift in the timing of maintenance spending and the opening of the Simpsons and Disaster attractions, which opened in the second quarter of 2008 and fourth quarter of 2007, respectively. Theme park selling, general and administrative costs were favorable $5.4 million. This favorability was driven primarily due to a shift in the timing of marketing spend. This is offset partially by the increased investment in information technology of $1.6 million. Cost of goods sold increased 3% and expenses related to our special fee and consultant fee increased 2%, both correlating to the increase in operating revenues. Non-operating Expenses were favorable by $4.0 million from the prior year period. This resulted primarily from gains from unconsolidated entities of $2.9 million and decreased interest expense of $4.3 million due to the declining interest rates on our floating rate debt. These were partially offset by the reduction of interest income of $0.8 million, due to lower interest rates earned.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization or, EBITDA, is defined as net income excluding: (i) interest expense, net of interest income; and (ii) depreciation and amortization. We have included EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt and, cash flow, to measure Company operating performance under our Annual Incentive Plan. In addition, it is the primary basis in UCDP’s senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe UCDP’s senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in UCDP’s senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. The calculation of EBITDA under our indentures is different, although it generally results in a similar figure. We have defined EBITDA in accordance with UCDP’s credit agreement because it is an important liquidity measure. EBITDA is not prepared in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative for net income, net cash and equivalents provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cash and cash equivalents provided by operating activities	$63,559	$79,277	$100,429	$143,917
Adjustments:
Interest expense	24,754	26,751	49,701	53,993
Interest income	(608)	(1,409)	(1,600)	(2,403)
Amortization of deferred finance costs	(1,292)	(1,291)	(2,583)	(2,582)
Gain on sale of property and equipment	—	2,776	—	2,776
Distributions from investments in unconsolidated entities	(1,097)	(107)	(1,732)	(857)
Deferred special fee and interest payable to Vivendi Universal Entertainment	(1,112)	(1,709)	(2,364)	(3,384)
Income (loss) from investments in unconsolidated entities	586	(353)	2,071	(868)
Accretion of bond discount	(208)	(209)	(416)	(421)
Interest on financing obligations	(594)	(227)	(1,177)	(227)
Minority interest in net earnings of UCRP	(863)	(1,192)	(1,614)	(1,982)
Change in working capital	(10,577)	(13,327)	(13,879)	(64,272)

EBITDA	$72,548	$88,980	$126,836	$123,690

The following is a reconciliation of net income (loss) to EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$20,236	$36,312	$21,332	$17,800
Adjustments:
Interest expense	24,754	26,751	49,701	53,993
Depreciation and amortization	28,166	27,326	57,403	54,300
Interest income	(608)	(1,409)	(1,600)	(2,403)

EBITDA	$72,548	$88,980	$126,836	$123,690

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Six months ended
	June 29, 2008	July 1, 2007
Net cash and cash equivalents provided by operating activities	$100,429	$135,515
Net cash and cash equivalents used in investing activities	60,832	15,045
Capital expenditures	60,832	21,608
Net cash and cash equivalents used in financing activities	33,539	38,729

During the six months ended June 29, 2008 and July 1, 2007, respectively, net cash provided by operating activities was $100.4 million and $135.5 million. The change is due to change in working capital accounts of $42.0 million, which was partially offset by the increase in net income of $3.5 million.

Net cash used in investing activities for the six months ended June 29, 2008 and July 1, 2007, totaled $60.8 million and $15.0 million, respectively. For both years, the amount consisted of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, including intellectual property rights, to be approximately $150.0 million during 2008. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions. A large portion of this cost relates to the design and construction of our Simpsons™ attraction, which opened to the public on April 28, 2008 and the upcoming Harry Potter™ island which we anticipate opening by the summer of 2010. Additionally, we announced that we will construct a new roller coaster ride that will open in 2009. We estimate our total anticipated capital investment in these attractions will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments, including license fee payments to Warner Bros. Consumer Products Inc. that would become payable during the renewal option periods, but does not include merchandise royalties.

During the six months ended June 29, 2008 and July 1, 2007, net cash used in financing activities totaled $33.5 million and $38.7 million, respectively. For 2008, the amount consisted primarily of tax distributions made to the Partners of $11.6 million and payments of partner distributions. For 2007, the amount consisted of payments on financing obligations and partner distributions.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	As of
	June 29, 2008	December 31, 2007
Cash and cash equivalents	$133,932	$127,874
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	5,750	375
Current portion of special fees	10,325	9,015
Total long-term obligations (1)	1,034,082	1,038,239

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations and long-term deferred special fees.

At June 29, 2008, our total debt was $1,007.5 million, which included $498.5 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $1.5 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At June 29, 2008, we also had $233.9 million in cash and cash equivalents and unused revolving credit, consisting of $133.9 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. UCDP’s senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of June 29, 2008. Both issuances of notes are due in 2010, while UCDP’s senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due on June 9, 2011. During 2006, UCDP made a voluntary prepayment in the amount of $30.0 million, effectively prepaying all of the principal amounts that would have been due up until the facilities maturity date. UCDP’s senior secured credit facility is repayable in full on April 1, 2010, if the April 2010 notes and the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained essentially consistent during 2008, we cannot be assured that future changes in our ratings will not occur.

As a result of the debt amendment, described in Note 9 Subsequent events in Part I — Item 1 Condensed Consolidated Financial Statements, we believe that funds generated from UCDP’s operations and our available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the next 12 months. Although we believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under UCDP’s revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

We are subject to certain refinancing risks, see Item 1a. Risk Factors in Part II – Other Information in this document as well as Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further discussion.

Special fees

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the refinancing of UCDP’s senior secured credit facility in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of December 31, 2007 and March 30, 2008. Accordingly, during the three and six months ended June 29, 2008, we paid fees of $8.7 and $17.7 million, respectively to Vivendi Universal Entertainment. As these ratios were also met as of June 29, 2008, a payment of $10.3 million in special fees will be made during the third quarter of 2008. At June 29, 2008 and December 31, 2007, respectively, our consolidated balance sheet included $10.3 million and $9.0 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. At June 29, 2008 and December 31, 2007, respectively, we had long-term deferred special fees payable of approximately $90.0 million and $87.6 million payable to affiliates of Vivendi Universal Entertainment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future conditional verbs, such as “will,” “should,” “could,” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. All forward looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; risks related to unfavorable outcomes of our legal proceedings; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; the seasonality of our business; and the substantial indebtedness of us and our subsidiaries, including the refinancing risk related thereto. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report. All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2008	2009	2010	2011	2012	Total	Fair value
Debt:
Fixed rate debt	$—	$—	$500,000	$—	$—	$500,000	$493,730
Average interest rate	n/a	n/a	11.75%	n/a	n/a
Variable rate debt	$—	$—	$—	$509,000	$—	$509,000	$513,750
Average interest rate	n/a	n/a	n/a	5.70%	n/a

Total gross debt	$—	$—	$500,000	$509,000	$—	$1,009,000	$1,007,480

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $184.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $1.8 million.

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

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy their obligations under the contracts.

Item 4T.	Controls and Procedures

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

There was no change in UCDP’s internal control over financial reporting during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 Litigation in Part I — Item 1 Condensed Consolidated Financial Statements in this document for a detailed description of current legal proceedings.

Item 1A.	Risk Factors

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. Due to the amended term in the senior secured credit facility discussed in Note 9 Subsequent events in Part I — Item 1 Condensed Consolidated Financial Statements, one of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 has been updated as follows:

We may not be able to refinance or repay in full the May 2010 notes and UCDP may not be able to refinance or repay in full the April 2010 notes by 2010 when they all mature and if we are or UCDP is, as the case may be, unable to refinance or repay in full the May 2010 notes and the April 2010 notes prior to April 1, 2010, then UCDP’s amended and restated senior secured credit agreement will also become due and payable and our subsidiaries may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

The May 2010 notes will mature on May 1, 2010. The April 2010 notes mature on April 1, 2010. In addition, if we are unable to refinance or repay in full the May 2010 notes prior to April 1, 2010, or UCDP is unable to refinance or repay in full the April 2010 notes prior to April 1, 2010, then UCDP’s amended and restated senior secured credit agreement will also become due and payable in full at that time.

We cannot assure you that UCDP will be able to refinance the UCDP amended and restated senior secured credit agreement in the timeframe anticipated, on commercially agreeable terms or at all. In addition, we cannot make assurances that they will be able to repay in full or refinance the May 2010 notes on commercially reasonable terms, or at all, or that UCDP will be able to repay in full or refinance the April 2010 notes on commercially reasonable terms, or at all. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. If any of our subsidiaries cannot service its indebtedness, it may have to take actions such as selling assets, seeking additional equity contributions or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. These alternative measures may not be successful and may not permit that subsidiary to meet scheduled debt service obligations. Our subsidiaries could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet their debt service and other obligations. Any of the foregoing could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

In July 2008, Alice A. Norsworthy was appointed as Executive Vice President, Marketing and Sales, effective September 2, 2008. From 2005 to 2008, Ms. Norsworthy served as Senior Vice President of Marketing for Royal Caribbean. Prior to that role, she held a variety of senior leadership roles at Walt Disney World, most recently as Senior Vice President, Business Integration, Products & Services from mid 2003 to September 2005.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed May 29, 2008.

10.2	First Amendment dated July 25, 2008 to the Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent, previously filed as Exhibit 99.1 to our report on Form 8-K on July 28, 2008.

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: August 8, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial and Accounting Officer

UCDP FINANCE, INC.

Date: August 8, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer (Principal Financial and Accounting Officer)