Form 10-K
period 2008-12-31
UNIVERSAL CITY DEVELOPMENT PARTNERS LTD; UCDP FINANCE INC
filed 2009-03-20
CIK 1262450, 1262449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒ Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):	Yes ☐	No ☒

As of March 18, 2009 there were 100 shares of common stock of UCDP Finance, Inc., outstanding, all of which were held by affiliates; not applicable to Universal City Development Partners, Ltd. UCDP Finance, Inc. is a wholly owned subsidiary of Universal City Development Partners, Ltd. and was formed for the sole purpose of acting as a co-issuer of the Registrants’ 11 3/4% senior notes due in 2010. UCDP Finance, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This page left blank intentionally.

Item 1.	Business

Certain definitions and financial presentation

All references in this Form 10-K to “Universal Orlando”, “we”, “us”, “our”, the “Company”, the “Issuer” or “UCDP” refer to Universal City Development Partners, Ltd., and its respective subsidiaries, collectively the registrant. “UCDP Ltd.” refers only to Universal City Development Partners, Ltd., a Florida limited partnership formed in 2002. “Holding I” refers to Universal City Florida Holding Co. I, a Florida general partnership formed in 1995, and “Holding II” refers to Universal City Florida Holding Co. II, a Florida general partnership formed in 1995. “Holdings” or “UCHC” refers collectively to Holding I and Holding II. “Finance” refers to UCFH I Finance and UCFH II Finance collectively. “Universal Orlando Resort” refers to the resort in Orlando, Florida, which includes our two theme parks (Universal Studios Florida and Universal’s Islands of Adventure), our entertainment complex (Universal CityWalk), and the three themed hotels owned by UCF Hotel Venture (in which Vivendi Universal Entertainment has an indirect minority interest and which are not part of our financial statements). We derive our revenue related to the three themed hotels owned by UCF Hotel Venture from lease payments reflected in the other revenue line item. The Loews Portofino Bay Hotel at Universal Orlando Resort (or “The Loews Portofino Bay Hotel”), The Hard Rock Hotel (or “The Hard Rock Hotel”) and The Loews Royal Pacific Resort at Universal Orlando Resort (or “The Loews Royal Pacific Resort”) comprise the UCF Hotel Venture. “CityWalk” refers to Universal CityWalk located at Orlando, Florida. “UCDP Finance” refers to UCDP Finance, Inc., a Florida corporation organized in 2003 and a wholly owned subsidiary of UCDP. “Universal CPM” refers to Universal City Property Management II LLC, one of the partners in Holdings. “NBC Universal” refers to NBC Universal, Inc., the indirect majority parent of Universal Studios, Inc. and Vivendi Universal Entertainment. “USI” refers to Universal Studios, Inc., an indirect wholly-owned subsidiary of NBC Universal and the indirect parent of Vivendi Universal Entertainment. “Vivendi Universal Entertainment” refers to Vivendi Universal Entertainment LLLP, the parent company of Universal CPM and UCDP’s manager. “Blackstone” refers collectively to Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore LLC and Blackstone Family Media Partnership III LLC and their sole members, who hold each of their respective interests in and are the remaining partners in Holdings. “Universal Parks & Resorts Vacations” refers to UCDP’s subsidiary Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations. “Universal Parks & Resorts” refers to a division of Vivendi Universal Entertainment. Our organizational structure is graphically depicted below. The “senior secured credit facility” or “senior secured credit agreement” refers to the term loan of UCDP (as evidenced by the Amended and Restated Credit Agreement dated as of December 9, 2004, as may be further amended) which matures in 2011 and is included in our consolidated financial statements. The “April 2010 notes” or “our notes” refers to the 11.75% senior notes issued by UCDP which mature in April 2010 and are included in our consolidated financial statements. The “May 2010 notes” refers to the floating rate senior notes and the 8.375% senior notes issued by Holdings and Finance which mature in May 2010, which are not included in our consolidated financial statements. These long-term borrowings are described more fully in note 5 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” This Form 10-K contains financial measures not prepared in accordance with United States generally accepted accounting principles, including EBITDA (as defined). All references to EBITDA refer to net income before interest, taxes and depreciation and amortization and certain other adjustments permitted by the definition of EBITDA in the senior secured credit facility. For further explanation of EBITDA and a reconciliation of EBITDA from net income and from net cash and cash equivalents provided by operating activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain items contained herein in the prior years’ consolidated financial statements have been reclassified to conform to the 2008 presentation. This reclassification is described in note 2 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

Trademarks and Copyrights

Universal Studios Florida, Universal’s Islands of Adventure, Universal Studios, Universal Orlando, Universal CityWalk, Universal Parks & Resorts Vacations, A Vacation From the Ordinary, TWISTER...Ride It Out, E.T. Adventure, JAWS, Revenge of the Mummy, Pteranadon Flyers, Dueling Dragons, The Lost Continent, Poseidon’s Fury, The Eighth Voyage of Sindbad, Halloween Horror Nights, CityWalk and Red Coconut Club are registered trademarks of Universal Studios. Hollywood Rip Ride Rockit, CityWalk’s Rising Star, Disaster! A Major Motion Picture Ride...Starring You!, Bob Marley’s—A Tribute to Freedom, the groove, and Universal Express Plus are service marks of Universal Studios. HARRY POTTER, character names and related indicia are trademarks and copyrights of Warner Bros. Entertainment, Inc. Harry Potter Publishing Rights are copyrights of JKR. The Simpsons are trademarks and copyrights of Twentieth Century Fox Film Corporation. The Amazing Adventures of Spider-Man, Spider-Man, The Incredible Hulk Coaster, Dr. Doom’s Fearfall, Storm Force Accelatron, Marvel Super Hero Island and Marvel Super Hero character names and likenesses are trademarks and copyrights of Marvel and copyrights of Universal Studios. Barney and A Day in the Park with Barney are trademarks and copyrights of Lyons Partnership, L.P. The names and characters Barney, Baby Bop, BJ and Super-Dee-Duper are trademarks of Lyons Partnership, L.P. Barney and BJ are Reg. U.S. Pat. & Tm. Off. Jurassic Park, Jurassic Park River Adventure, Camp Jurassic, and Jurassic Park Discovery Center are registered trademarks of Universal Studios/Amblin. Dudley Do Right’s Ripsaw Falls is a trademark and copyright of Ward Prods. Popeye & Bluto’s Bilge Rat Barges and all Popeye characters are trademarks and copyrights of KFS, Inc. and trademarks of Hearst Holdings, Inc. Dr. Seuss properties are trademarks and copyrights of Dr. Seuss Enterprises, L.P. T2 and Terminator are registered trademarks of StudioCanal Image S.A. Men In Black and Alien Attack are trademark and copyrights of Columbia Pictures Industries, Inc. Beetlejuice and Beetlejuice’s Graveyard Revue are trademarks and copyrights of The Geffen Film Company and Universal Studios. Nickelodeon, SpongeBob Squarepants, The Fairly Odd Parents, Hey Arnold!, Rugrats, The Adventures of Jimmy Neutron Boy Genius, Jimmy Neutron’s Nicktoon Blast, and all related titles, logos and characters are trademarks of Viacom International Inc. SpongeBob SquarePants created by Craig Bartlett. Rugrats created by Klasky Csupo, Inc. Woody Woodpecker’s KidZone and Woody Woodpecker’s Nuthouse Coaster are registered trademarks of Walter Lantz. Shrek 4-D is the trademark and copyright of DreamWorks Animation, LLC. Hard Rock Hotel, Hard Rock Cafe and Hard Rock Live are registered trademarks of Hard Rock Cafe International (USA), Inc. Pat O’Brien’s is a copyright 2008 of Pat O’Brien’s Bar, Inc. Emeril’s is the registered trademark of Emeril Lagasse. Jimmy Buffett’s Margaritaville is the registered trademark of Jimmy Buffett. Latin Quarter is the trademark of Latin Quarter Entertainment, Inc. NASCAR Sports Grille Orlando & NASCAR are registered trademarks of NASCAR, Inc. Bubba Gump Shrimp Co. is a trademark and copyright 2008 of Par, Plc. Cinnabon is the registered trademark of

Cinnabon, Inc. Starbucks is a registered trademark of Starbucks Coffee Company. Blue Man Group is a registered trademark of Blue Man Productions, Inc. Fossil is the registered trademark of Fossil, Inc. Fresh Produce is the registered trademark of Fresh Produce, Inc. Quiet Flight is the registered trademark of Quiet Flight Surf Shop, Inc. The Endangered Species Store is the registered trademark of Kupono Investment, Inc. NBA City is the registered trademark of NBA Properties, Inc. Walt Disney World, The Magic Kingdom, EPCOT, Disney’s Hollywood Studios and Disney’s Animal Kingdom are registered trademarks and service marks of Disney Enterprises, Inc. Wet ‘n Wild is the registered trademark of Wet ’n Wild, Inc. SeaWorld, Discovery Cove, Aquatica and Busch Gardens are registered trademarks of Busch Entertainment Corporation. Macy’s Thanksgiving Day Parade & Related Characters are copyrights of Macy’s East, Inc.

General

We own and operate two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, and CityWalk, a dining, retail and entertainment complex, at Universal Orlando Resort, a multi-day vacation destination. Universal Orlando Resort also includes three themed hotels, The Loews Portofino Bay Hotel at Universal Orlando, The Hard Rock Hotel and The Loews Royal Pacific Resort at Universal Orlando, each of which are located within walking distance of our theme parks and CityWalk. These hotels are owned by UCF Hotel Venture, in which Vivendi Universal Entertainment has an indirect minority interest. The results of the UCF Hotel Venture are not contained in our financial statements. We derive our revenue related to the three themed hotels owned by UCF Hotel Venture from lease payments reflected in the other revenue line item. The resort is located in Orlando, Florida. Our theme parks combine well-known movie, TV, comic and story book characters with exciting and technologically advanced rides and attractions.

Universal Studios Florida

Universal Studios Florida is a movie-based theme park designed to allow guests to become part of their favorite movies. Universal Studios Florida features a total of 19 rides, attractions and shows along with facades of famous film locations. Some of our current rides and shows are:

•	Revenge of the Mummy®: Guests plunge into total darkness, as they face fireballs, beetles and an army of mummies on a psychological thrill ride.
•	Shrek 4-D™: Guests join Shrek®, Donkey and Princess Fiona™ on an all new “4-D” adventure that picks up where DreamWorks’ Oscar® winning movie left off.
•

The Simpsons Ride™: Careen and crash your way through Krustyland in the wild and hilarious The Simpsons Ride™. This attraction opened in May 2008 and was voted “Best New Attraction” by Theme Park Insider.com for 2008 in addition to winning the 2008 THEA Award for Outstanding Achievement—Attraction.

•

Hollywood Rip Ride and RockitSM: This high-tech, customizable, multi-sensory entertainment coaster will stake its claim as the most technologically advanced roller coaster in the world. The groundbreaking combination of audio and special effects engineering, sophisticated on- and off-board video and one-of-a-kind personalization will take you on a roller coaster experience unlike any other. Our newest coaster will open in 2009.

•	JAWS®: A multi-sensory water-based ride adventure which brings guests face to face with a three ton great white shark during a boat ride off the coast of Amity.
•	Jimmy Neutron’s Nicktoon Blast™: A wild rocket chase through the world of some favorite Nicktoons®, such as SpongeBob SquarePants® and the Rugrats®.
•	Disaster! A Major Motion Picture...Starring You!SM: Guests take a harrowing trip into the world of disaster movies.
•	E.T. Adventure®: Guests climb aboard star bound bicycles to help E.T. save his dying planet and continue the saga of one of the world’s most beloved screen characters.
•	Terminator 2®: 3D: A cyber-adventure attraction that puts guests in the middle of the action with live stunts and high-tech special effects.
•	TWISTER...Ride It Out®: The attraction that puts guests a mere 20 feet away from the awesome spectacle of a five-story tornado including intensifying winds and pounding rain in an indoor vortex.
•	MEN IN BLACK™ Alien Attack™: The world’s first life-size, ride-through interactive video game where guests zap aliens and compete with each other for high scores.
•

Beetlejuice’s Graveyard Revue™: A revue-style show featuring the official Universal monsters such as Frankenstein®, Dracula® and The Wolfman® singing and dancing to rock ‘n roll classics. This show was redesigned during 2006 and won the “Big E” Entertainment Award presented by IAAPA for Best Overall Production, given to shows within various production budget ranges.

•	A Day in the Park with Barney™: A sing-along interactive show where children can see Barney®, Baby Bop™ and BJ® live every day.

The streets of Universal Studios Florida feature facades recreating famous movie locations in San Francisco, New York and Hollywood. These facades recreate the “backlot” and are used as locations for filmed entertainment productions. We believe Universal Studios Florida also appeals to younger children with attractions such as Woody Woodpecker’s KidZone® and A Day in the Park with Barney, featuring an interactive show and play area for pre-schoolers. At Jimmy Neutron’s Nicktoon Blast, kids can board rockets and blast off on a wild chase through the worlds of their favorite Nicktoons, while Beetlejuice’s Graveyard Revue provide entertainment for all ages.

As of December 31, 2008, food and beverage facilities at Universal Studios Florida included two full service restaurants, four cafeteria-style facilities and 14 fast-food locations providing approximately 3,200 seats. The park also has more than 35 food snack carts. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels.

Universal’s Islands of Adventure

With 20 rides, attractions and shows, Universal’s Islands of Adventure won the 2006 Applause Award that is given out every two years by the International Association of Amusement Parks and Attractions to the theme park whose management, operations and creative accomplishments have inspired the amusement industry with their thought, originality and sound business development and was selected as the “Best Theme Park” by Theme Park Insider in three of the last six years. This park combines advanced technology, innovative ride design and popular themes and characters to provide guests with exciting entertainment experiences drawn from the great stories of comics, movies, myth and books.

Visitors enter Universal’s Islands of Adventure through a Port of Entry® where they begin their journey through the themed islands of the park. In this area, visitors find numerous street merchants, shops and restaurants. Once through the Port of Entry, our guests have a panoramic view across a large central lagoon surrounded by five distinct and individually themed islands:

•

Seuss Landing™: The beloved characters of Dr. Seuss come to life in Seuss Landing with rides and attractions such as The Cat In The Hat™, Caro-Seuss-el™, One Fish, Two Fish, Red Fish, Blue Fish™, If I Ran The Zoo™ and The High In The Sky Seuss Trolley Train Ride!™.

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

•

Marvel Super Hero Island®: Visitors to Marvel Super Hero Island discover superheroes and arch villains locked in battle in a place where good always triumphs over evil. Marvel Super Hero Island® employs a combination of motion simulation and theatrical production techniques to create a unique theme park experience for our guests with such rides as The Amazing Adventures of Spider-Man®, voted “Best Dark Ride” by Amusement Today in 2006, the Incredible Hulk Coaster®, named the number one steel coaster in the world by the Discovery Channel on “Top Ten Coasters” in 2002; and Dr. Doom’s Fearfall®, where guests skyrocket 150 feet straight up and then plunge back to earth in less than 3 seconds.

As of December 31, 2008, food and beverage facilities at Universal’s Islands of Adventure included two full service restaurants, four cafeteria-style facilities and 15 fast-food locations providing approximately 3,300 seats. The park also has more than 20 food snack carts. Universal’s Islands of Adventure also features Mythos, our award winning sit down restaurant that was named “Best Theme Park Restaurant” by Theme Park Insider in 2008 for the sixth straight year. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels.

CityWalk

CityWalk is a diverse collection of restaurants, retail outlets, nightclubs and a 20-screen cineplex located between the entrances to both Universal Studios Florida and Universal’s Islands of Adventure. The 30-acre complex offers free general admission, except for parking fees and cover charges for admission to various night clubs or shows. Easily accessible by foot or boat from the three on-site hotels and our theme parks, CityWalk’s restaurants and storefronts offer a selection of daytime dining and shopping opportunities. In the evening, as guests emerge from our theme parks, CityWalk provides a comprehensive array of nighttime entertainment facilities, including dance clubs and live entertainment. Patrons of CityWalk can enjoy:

•

A wide variety of table service restaurants including Emeril’s® of Orlando, Hard Rock Cafe® Orlando, Jimmy Buffett’s® Margaritaville®, Latin Quarter™, NASCAR Sports Grille™ , NBA City® and Bubba Gump’s Shrimp Co. Restaurant and Market™, along with numerous fast-food venues featuring various themes designed to cater to a wide variety of tastes.

•

Nightclubs such as Bob Marley’s—A Tribute to FreedomSM, the grooveSM, CityWalk’s Rising Star, Pat O’Brien’s® Orlando and the Red Coconut Club® that offer guests an array of music from reggae to blues, as well as other live entertainment and dancing; Jimmy Buffett’s® Margaritaville® and Latin Quarter™ also turn into nightclubs after 11:00 p.m.

•	The Hard Rock Live!® Orlando concert venue, which has featured many popular recording artists.
•	Retail stores, such as Island Clothing Co., Fresh Produce®, Fossil® and Quiet Flight® Surf Shop.
•	A 20-screen movie theater which ranks in the top five in Orlando market share, based on revenues as reported by Rentrak Corporation.
•

A 1,015 seat Sharp AQUOS theater houses the Blue Man Group show, one of seven permanently based Blue Man Group productions produced throughout the world. The Blue Man Group show combines, music, comedy and multimedia theatrics to produce a totally unique form of entertainment.

As of December 31, 2008, there were 31 facilities at CityWalk. We owned and operated 12 of these facilities and leased 19 to third parties and affiliated entities. Pursuant to management agreements, we manage one of the facilities that we lease to third parties. We also have an ownership interest in the form of joint ventures for four of the entities that lease establishments from us.

Intellectual property

UCDP licenses the right to use a substantial number of intellectual properties as walk-around characters and as themed elements in rides, attractions, food and retail outlets as well as on merchandise developed by or for us. UCDP’s rights to use third party intellectual property are of critical importance to our operations and currently cost us a minimum of $6.9 million annually. We have acquired the right to use the majority of this intellectual property pursuant to the terms of UCDP’s partnership agreement which has been confirmed by a separate License Agreement (the “Universal License Agreement”) with Universal Studios, Inc. and Universal City Studios LLLP, an indirect, wholly-owned subsidiary of Vivendi Universal Entertainment, and certain of their affiliates, collectively referred to as the “Universal License Parties.” UCDP also licenses certain intellectual property rights directly from unaffiliated third parties, including certain rights to the characters and other intellectual property contained in the Harry Potter TM books and motion pictures, which are licensed directly to UCDP pursuant to the License Agreement (the “WB Agreement”) between Warner Bros. Consumer Products Inc. (“WB”) and UCDP, and various elements based on The SimpsonsTM, including certain characters and elements licensed to us pursuant to the License Agreement (the “Fox Agreement”) among UCDP, Universal City Studios LLLP and Twentieth Century Fox Licensing & Merchandising (“Fox”). The Universal License Agreement and our partnership agreement were amended on May 25, 2007, in connection with the execution of the WB Agreement. References to the Universal License Agreement and our partnership agreement are to those documents as amended in connection with the WB Agreement.

Certain of UCDP’s license agreements and the indentures governing the April 2010 notes and the May 2010 notes have change of control provisions. The change of control provisions are the result of negotiations among UCDP and the other parties to such agreements. Our parent entities, to our knowledge, have no present intention to enter into a change of control transaction, although it is possible they may do so in the future. There are various consequences to us if a change of control occurs under UCDP’s license agreements, including, in some circumstances, termination of the applicable license agreement. Under certain circumstances, a given event could trigger the change of control provisions of some of the license agreements without triggering the change of control provisions of the indentures governing the April 2010 notes or the May 2010 notes. For example, if Blackstone were to increase its combined voting power in Holding I and Holding II to greater than 50% of each of such entities, this event would trigger the change of control provisions of the WB Agreement. At 100% combined voting power in Holding I and Holding II, the event would also trigger the change of control provisions of UCDP’s partnership agreement, as confirmed through the Universal License Agreement. Also, if Blackstone or an entity with at least 75% of its capital stock owned by Blackstone acquired an ownership interest in Universal CPM, this event would trigger the change of control provisions of both UCDP’s partnership agreement, as confirmed through the Universal License Agreement, and the WB Agreement, without triggering the change of control provisions of the indentures. For further information, see “Item 1A. Risk Factors.”

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

In connection with the Universal License Agreement, UCDP’s right to use the Universal name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control, as described in UCDP’s partnership agreement, (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB agreement in accordance with its terms. The right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us, subject to third party contractual limitations, until the later of (a) the expiration or termination of the WB Agreement or, if sooner, the date that neither UCDP nor its permitted successor or assign is a party to the WB Agreement, or (b) the date such intellectual property rights would otherwise cease to be licensed to us. (see “Item 1A. Risk Factors—Risks related to use of the “Universal” name and certain intellectual property”).

Intellectual properties licensed to UCDP under the Universal License Agreement include the following:

•	The Amazing Adventures of Spider-Man®; Doctor Doom’s Fearfall®; The Incredible Hulk Coaster®; and Storm Force Accelatron® licensed by Marvel Characters, Inc.
•

The Cat in the Hat™, If I Ran the Zoo™, One Fish, Two Fish, Red Fish, Blue Fish™ , The High in the Sky Seuss Trolley Train Ride!™, Caro-Seuss-el™ and all other Dr. Seuss-related thematic elements licensed by Dr. Seuss Enterprises.

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

The intellectual property rights UCDP licenses from others vary in term, with some lasting for as long as the relevant attraction is operational and others expiring periodically over the next several years. The intellectual property rights granted to UCDP pursuant to the Universal License Agreement and our other third party license agreements generally include the right to use all creative elements, trademarks, trade names and characters in theming for rides and attractions and in retail outlets, and, in some cases, to feature them as walk-around characters. Most of UCDP’s license agreements are subject to customary approval rights concerning the design of merchandise and marketing materials using the themed elements owned by the licensors. Most of UCDP’s intellectual property rights, whether acquired directly or pursuant to the Universal License Agreement, require the payment of basic license and royalty fees to unaffiliated third parties on merchandise manufactured by or for us that include the licensed elements and are generally terminable if UCDP breaches by failing to maintain quality standards or failing to use the properties in accordance with the license.

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

King Features

Universal City Studios LLLP, a subsidiary of Universal Studios, Inc., has a license agreement with King Features, a division of The Hearst Corporation, pursuant to which we obtain the right to use certain characters, such as Popeye®, Bluto™ and Olive Oyl™. We have a license to use the King Features elements for our theme park attractions, advertising, publicity and marketing, subject to reasonable approval rights of King Features, until 2019, with options to renew in ten-year successive increments so long as we continue to operate a Popeye® themed attraction. The license is assignable and Universal City Studios LLLP has theme park exclusivity within the United States and Canada with respect to the use of the characters and a non-exclusive right to manufacture and sell related merchandise. King Features receives an annual fee and a guaranteed annual royalty fee for all merchandise themed with King Features characters.

The following is a brief description of the material terms of the WB Agreement, which UCDP licenses directly from Warner Bros. Consumer Products, Inc.

Harry Potter

Pursuant to the WB Agreement, UCDP has directly licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures. This license will be used, among other purposes, for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” at Universal’s Islands of Adventure that will include a re-themed portion of one of its existing “islands” and additional undeveloped real estate. These attractions are expected to be open no later than the summer of 2010. Under the terms of the agreement, we have the right to use the licensed property until approximately nine years after the scheduled grand opening date of the attractions. We also have the ability to extend the term for two successive five-year renewal periods. Our use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to the sole approval of WB. The agreement provides us with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a 250-mile radius around Universal’s Islands of Adventure. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

The WB Agreement is terminable, subject to applicable cure periods, if we fail to maintain quality standards, fail to invest minimum required capital, fail to use the properties in accordance with the license, or upon other customary events of default. In addition, if we sell Universal’s Islands of Adventure, or if 50% of UCDP is not owned by NBC Universal, Inc. or any of its affiliates (collectively, “NBCU”), the agreement is terminable unless the buyer of Universal’s Islands of Adventure or of the interests in UCDP meets certain financial and reputation tests. In addition, Universal’s Islands of Adventure must either continue to be managed by NBCU or continue to be operated under a license from NBCU that enables NBCU to maintain the quality and reputation of Universal’s Islands of Adventure (the “NBCU License Agreement”). Our partnership agreement has been amended to provide that NBCU will execute the NBCU License Agreement with us, on the same financial terms as set forth in our existing partnership agreement and the Universal License Agreement, if, following such sale or change in control, we will no longer be managed by NBCU. In the event that, following such sale or change in control, in accordance with the WB Agreement, the name of the Universal’s Islands of Adventure theme park no longer contains the word “Universal” or “Universal’s”, then the Wizarding World of Harry Potter, Jurassic Park, Seuss Landing and Marvel Super Hero Island and other themed areas of Universal’s Islands of Adventure need to be operated under the NBCU License Agreement, or the name of the theme park and resort must include the name of another major recognized theme park operator, major established motion picture and television studio or another name approved by WB. In the event of termination by WB due to our default, a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

Competition

The Orlando theme park market is extremely competitive, with the highest concentration of theme parks per square mile in the world. There are currently seven major theme parks in Orlando. The Walt Disney Company owns four of these: Disney’s Magic Kingdom®, Epcot®, Disney’s Hollywood StudiosTM and Disney’s Animal Kingdom®. The Magic Kingdom, Disney’s original Orlando theme park, targets families with young children and benefits from strong brand recognition of their flagship icon, Mickey Mouse. Epcot is a tour through the countries of the world, Disney’s Hollywood StudiosTM is a movie-based theme park and Disney’s Animal Kingdom is an animal based theme park featuring both live and imaginary animal attractions. Due partly to its longer operating history within the theme park industry, Disney has the highest level of unaided awareness in the theme park industry and commands the majority market share. Additionally, Anheuser-Busch InBev operates a local Sea World® park in Orlando. In addition to the seven major theme parks, Orlando is also home to four water theme parks with which we compete.

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

Guests to our theme parks

Guests to our theme parks can be divided into three distinct points of origin: U.S. visitors from outside of Florida, international visitors and Florida residents. As measured internally through guest surveys, we believe our largest market is U.S. visitors from outside of Florida, representing approximately 39% of our admissions in 2008. We have actively pursued this market by enhancing our Internet marketing and partnering with travel agencies with the goal of increasing advance multi-day pass sales. In 2008, based on our survey data, we believe approximately 33% of our admissions were international visitors, approximately 50% of whom came from the United Kingdom. We market to these international guests primarily with advance multi-day passes through cooperative print and online media campaigns with our marketing partners. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2008, based on our survey data, we believe approximately 28% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during the non-peak seasons. Examples of these events include “Halloween Horror Nights®”, “Mardi Gras”, “GrinchmasTM” and the “Macy’s Holiday Parade”. To capitalize on the strength of these events, we have introduced annual pass programs in a further effort to maximize attendance from the Florida market. The following table summarizes our paid attendance by point of origin during our last three fiscal years ended December 31, (in millions):

	2008	2007	2006
Outer U.S.	4.1	4.5	4.5
International	3.5	3.2	3.2
Florida	3.0	3.1	2.7

                                                                                               Source: In-park guest surveys

Marketing and sales

In order to increase the number of visitors to our theme parks, we utilize various sales and marketing channels, including Internet sales channels, our subsidiary travel company (Universal Parks & Resorts Vacations), sales to timeshare operators, the establishment of joint marketing partnerships and other niche channels such as group sales. In addition, we also benefit from significant marketing spending by corporate sponsors on our behalf. Our sales and marketing expense for 2008 was $75.8 million. Our marketing activities are heavily weighted toward the key vacation planning period of February to May.

Internet sales

As measured internally through in-park surveys, in 2008 approximately 59% of our theme park guests visited our website to gather information about us, and Internet sales account for approximately 23% of our 2008 theme park pass revenue. We have increased our focus on improving and advancing our on-line presence and e-commerce capabilities by making graphical, copy, navigational and functional modifications that we believe will strengthen brand linkage and increase ticket conversions in our online ticket store. Our online strategy also includes efforts to continuously optimize search engine marketing and display advertising to increase brand recognition, traffic to the website and online sales.

Universal Parks & Resorts Vacations

Our subsidiary, Universal Parks & Resorts Vacations, serves as our own wholesale and consumer direct travel company and accounted for approximately 5% of our 2008 theme park pass revenue. Universal Parks & Resorts Vacations primarily sells travel packages directly to consumers and through travel industry sales. This involves organizing vacation packages, including theme park passes to Universal Studios Florida and Universal’s Islands of Adventure, reservations for air transportation, hotel accommodations and rental car transportation. In addition, Universal Parks & Resorts Vacations operates its own travel website and guest service desks at approximately 30 locations, primarily at key hotels in Orlando.

Timeshare operators and other distribution channels

A significant portion of our pass revenue is generated through our relationships with timeshare operators in the Orlando area. Many timeshare operators purchase passes from us at a discounted price in order to offer those passes to consumers as a reward for taking a tour of their timeshare properties. We also sell discounted passes to timeshare operators for sale to visitors of their timeshare properties. Pass sales from the timeshare sales channel constituted approximately 10% of our 2008 theme park pass revenue. A majority of these passes are sold by a small group of major timeshare operators in the Orlando area. Due to the recent upheaval in the credit markets in conjunction with the timeshare industry’s reliance on access to credit, certain timeshare operators have experienced a significant downturn in their business. A continuation or worsening of these circumstances could adversely impact this important distribution channel, which could in turn adversely impact our business. In addition to the timeshare channel, we have several other primary distribution channels, including AAA, which has approximately 50 regional clubs that we use across North America. Sales from these AAA locations accounted for approximately 4% of 2008 theme park pass revenue. Sales from hotel guest service desks accounted for approximately 4% of 2008 theme park pass revenue. We also utilize several key domestic and international travel operators as distribution channels for our theme park passes. A dispute with one of our key distribution channels could adversely affect our business.

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

GE Money Bank

Effective January 1, 2008, GE Money Bank succeeded JP Morgan Chase with the right to market itself as the “Official Financial Services Provider” or the “Official Financial Services Sponsor” of, and to install and operate ATM machines at, Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. Since January 1, 2008, GE Money Bank has been the sponsor of the TWISTER...Ride it Out® attraction at Universal Studios Florida and the Jurassic Park River Adventure® attraction at Universal’s Islands of Adventure and has exclusive marketing, advertising and associational rights in the retail banking and financial services categories with respect to our theme parks, CityWalk and certain other Universal properties owned by our affiliates. In return, GE Money Bank pays annual sponsorship and ATM fees and has committed to participate in mutually agreed upon marketing and promotional programs requiring expenditures by us and other Universal affiliates for our collective benefit. In addition to this sponsorship agreement, GE Money Bank has entered into a co-branded credit card program agreement with Vivendi Universal Entertainment and other Universal affiliates to create a co-branded credit card which was launched in March 2008 at Universal Orlando. We share revenue from card acquisition and card usage and participate in joint advertising and marketing programs. This agreement has an initial term through December 31, 2014.

American Express

American Express has joined our family of sponsors and has been granted exclusive marketing and promotional rights as the “Official Payment Services Products Provider” of our theme parks, certain other Universal theme park properties and certain other entities owned by our affiliates. In return, American Express pays annual sponsorship and benefits fees and has committed to mutually agreed marketing and promotional programs benefiting us as well as our affiliates. American Express is the sponsor of the VIP tours at our theme parks. This agreement has an initial term through December 31, 2014.

Nestle Waters

Nestle Waters has been granted the right to market itself as the “Official Bottled Water” of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk, and has been designated as a sponsor of Shrek 4-D™, and has exclusive product availability with respect to bottled water at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Nestle Waters pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Universal Parks & Resorts. The sponsorship agreement has an initial term through December 31, 2012.

Seasonality

Our business is seasonal. Though the weather in Orlando allows us to admit customers on almost every day of the year, our attendance follows a seasonal pattern which coincides closely with holiday and school schedules. We address this seasonality by attempting to attract business during non-peak times and by reducing variable expenses during non-peak times.

We attempt to increase attendance during traditionally slow months in a number of ways. For instance, we try to increase attendance from local customers by coordinating special events. Halloween Horror Nights® in October covers approximately 23 nights and significantly increases our local attendance. In another effort to boost local attendance and mitigate the effects of seasonality, we host our Mardi Gras special event every Saturday from early February to early April. Other initiatives include renting the parks to corporate customers for after-hour events, providing discount ticket offers to Florida residents and packaging hotel-inclusive special deals to attract customers who do not live in the Orlando area but are close enough to drive.

We also attempt to reduce variable expenses by making a number of operational adjustments during non-peak periods. For example, we reduce our operating hours based on anticipated attendance, opening at 9 a.m. and closing as early as 5 p.m. Also, certain attractions, shows, restaurants and stores are operated at reduced capacity or closed during seasonally slow times. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels.

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

The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However, we closed our parks on four days as a result of hurricanes during 2004 and 2005. We experienced no closures from 2006 through 2008.

Capital improvements

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. For instance, during 2008 and 2007, we made purchases totaling $149.3 million and $95.4 million, respectively, for capital projects and related intellectual property rights, while in 2006 similar expenditures amounted to only $41.4 million. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement were funded through partner equity contributions. We estimate our 2009 expenditures to be approximately $110.0 million. A large portion of our estimated 2009 capital expenditures relate to the design and construction of our upcoming Hollywood Rip Ride RockitSM attraction and the Wizarding World of Harry Potter™ themed area, which we anticipate opening mid-year 2009 and no later than the summer of 2010, respectively. We estimate our total capital investment in Hollywood Rip Ride RockitSM, the Wizarding World of Harry Potter™ and The Simpsons RideTM attractions will range from $275.0 million to $310.0 million. The Simpsons RideTM attraction opened in the spring of 2008. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods or merchandise royalties.

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

Our in-house inspectors are certified by the National Association of Amusement Ride Safety Officials. Our in-house inspectors conduct regular inspections and file annual inspection affidavits with the State of Florida Department of Agriculture and Consumer Services, or the “FDA.” UCDP has a memorandum of understanding with the FDA pursuant to which our inspection and maintenance personnel conduct an annual consultation at our theme parks with FDA officials and representatives from other major Florida theme parks. During those site visits, our in-house inspectors consult with the FDA on our ride safety programs and conduct an educational seminar for the FDA inspectors on recent developments in amusement ride technology and safety. We also report certain ride injuries to the FDA pursuant to the memorandum of understanding.

Park operations

Although our theme parks are open almost every day of the year, we adjust our hours of operation, as well as our staffing levels, based on expected attendance. The management of the day-to-day operation of our theme parks by our management team is overseen by UCDP’s manager, Vivendi Universal Entertainment, pursuant to the terms of UCDP’s partnership agreement.

Principal Products

Pass sales

In connection with our strategy to maximize incremental revenue and profit opportunities, we regularly review our pass price levels and mix of park pass sales to capitalize on opportunities to implement selective price adjustments. We currently offer a number of pass options to our theme park guests. We offer two types of one-day passes. The first one-day pass entitles the guest to visit either Universal Studios Florida or Universal’s Islands of Adventure for an entire day. The second type of one-day pass entitles the guest to visit both Universal Studios Florida and Universal’s Islands of Adventure for an entire day. We currently offer a two-day pass which entitles the guest to visit both of our theme parks freely for any two calendar days within a consecutive 7-day period. Through our online store we offer a 2-Park Unlimited Admission Ticket which allows the guest to visit both of our theme parks freely for seven consecutive calendar days. We offer two Orlando FlexTicket products. The 5-park Orlando FlexTicketTM entitles a guest to visit both of our theme parks as well as Wet ‘n Wild®, Sea World® and Aquatica. The 6-park Orlando FlexTicket entitles a guest to visit Busch Gardens® Tampa Bay in addition to the five parks listed previously. We also have three annual pass options. The first annual pass option (Preferred Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking. The second annual pass option (Power Pass) is similar, but includes blockout dates and does not include free parking. The third annual pass option (Premier Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking and additional benefits not provided to the other two pass options. We offer our Flexpay option to annual pass holders only, which allows them to pay equal monthly installments on their credit card. In January, we introduced the 2-Park Season Pass for Florida residents which offers admission to both of our theme parks through mid-December 2009 but includes blackout dates and does not include free parking.

The table below sets forth certain information relating to our pass sales in 2008 (visitors, attendance and revenue in millions):

Type of pass	Total number of unique visitors	Attendance per visitor		Average attendance	Price (1)		Revenue (1)	% of revenue
One-day	3.6	1.00		3.6	$59.58		$218.3	48%
Two-day	0.6	1.97		1.2	89.98		52.3	11%
Seven-day	1.3	2.43		3.1	81.49		103.0	23%
Orlando FlexTicket	0.4	2.41		1.0	96.79		38.1	9%
Annual pass	0.3	4.84		1.4	113.38		33.3	7%
Other	0.1	2.04		0.3	85.28		10.9	2%
Total	6.3	1.67	(2)	10.6	$72.08	(2)	$455.9	100%

(1)	Net of discounts and commissions.
(2)	Reflects weighted average.

Sales from our passes were $450.8 million and $420.7 million during 2007 and 2006, respectively.

Merchandise, food and beverage sales

In addition to our pass sales, we derive revenue from the sale of theme park merchandise, food and beverage. Revenues from these products during the past three years are set forth in the table below (in millions):

	Fiscal year ended December 31,
	2008	2007	2006
Theme park food and beverage	$112.3	$115.2	$108.6
Theme park merchandise	$99.6	$101.6	$91.4

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

Employees

As of December 31, 2008, we had approximately 13,360 employees on our payroll of whom approximately 12,220 were hourly employees and approximately 1,140 were salaried employees. Certain of our executive officers are employed and compensated by Vivendi Universal Entertainment, but they work for us in operating Universal Orlando. We reimburse Vivendi Universal Entertainment or its affiliates for the value of any compensation paid to such employees allocated to us by an affiliate of Vivendi Universal Entertainment. We currently have no employees that are represented by a union. We consider relations with our employees to be satisfactory.

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

Available Information

We routinely file reports, as required, with the Securities and Exchange Commission (the “SEC”), including but not limited to Forms 10-Q, Forms 10-K and Forms 8-K (and amendments thereto). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

RISKS RELATED TO OUR INDEBTEDNESS

We may not be able to refinance or repay in full the April 2010 notes and Holdings may not be able to refinance or repay in full the May 2010 notes by 2010 when they all mature and if we are or Holdings is, as the case may be, unable to refinance or repay in full the April 2010 notes and the May 2010 notes prior to April 1, 2010, then our amended and restated senior secured credit agreement will also become due and payable and our subsidiaries may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

The April 2010 notes mature on April 1, 2010. The May 2010 notes will mature on May 1, 2010. In addition, if we are unable to refinance or repay in full the April 2010 notes prior to April 1, 2010, or Holdings is unable to refinance or repay in full the May 2010 notes prior to April 1, 2010, then our amended and restated senior secured credit agreement will also become due and payable in full at that time.

We may not be able to refinance the amended and restated senior secured credit agreement in the timeframe anticipated, on commercially reasonable terms or at all. In addition, we may not be able to repay in full or refinance the April 2010 notes on commercially reasonable terms, or at all, and Holdings may not be able to repay in full or refinance the May 2010 notes on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity contributions or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. We could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. Any of the foregoing could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes.

Our ability to refinance our debt obligations could be adversely impacted by the Consultant’s right, starting in June 2010, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects.

We have an agreement (the “Consultant Agreement”) with a Consultant (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) under which we pay a fee for consulting services and exclusivity equal to a percentage of our gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consultant Agreement. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Under the terms of the May 2010 notes, the April 2010 notes and our senior secured credit agreement, a lien to secure our obligations under the Consultant Agreement would be a permitted lien. The existence of this permitted lien is likely to make refinancing more difficult. For the fiscal years ended December 31, 2008 and 2007, we incurred fees of $19,630,000 and $19,577,000, respectively, under this arrangement. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right upon 90 days notice to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been opened at that time for at least one year, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by binding appraisal. Due to uncertainties in the amount and timing of such cash payment and our ability to make such a cash payment, our ability to refinance our senior secured credit agreement and April 2010 notes (or Holdings’ ability to refinance the May 2010 notes), and our ability to incur future indebtedness is likely to be adversely impacted by this right of the Consultant (for more information about the Consultant Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Consultant agreement”).

We may not have the ability to raise the funds necessary to finance any change of control offer required by the indenture governing our April 2010 notes.

Pursuant to the indenture governing the April 2010 notes, we may need to refinance large amounts of our debt, including the April 2010 notes and borrowings under our senior secured credit agreement, upon the incurrence of specific kinds of change of control events. The indenture defines a change of control as either (1) the sale, lease or transfer, in one or a series of related transactions, of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than to Blackstone, Vivendi Universal Entertainment or an entity with at least 75% of its capital stock owned collectively by Blackstone or Vivendi Universal Entertainment, which is referred to as a “Permitted Holder”), or (2) when the issuers of the April 2010 notes become aware of an acquisition of more than 50% of the total voting power or economic interests in us by someone other than a Permitted Holder. If a change of control occurs, we must offer to purchase all of the April 2010 notes then outstanding for a price equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest. We cannot assure you that there will be sufficient funds available for us to make any required repurchases of the April 2010 notes upon a change of control. In addition, our senior secured credit agreement may prohibit us from repurchasing the notes until we first repay outstanding indebtedness under our senior secured credit agreement in full. If we fail to repurchase the April 2010 notes in that circumstance, it will go into default under the indenture governing the April 2010 notes and under our senior secured credit agreement. Any future debt that we incur may also contain restrictions on repayment upon change of control. If any change of control occurs, we cannot assure you that we will have sufficient funds to satisfy all of our debt obligations.

Our partners may not have the ability to raise the funds necessary to finance any change of control offer required by the indenture governing the May 2010 notes.

Pursuant to the indenture governing the May 2010 notes, Holdings must offer to purchase all of the May 2010 notes then outstanding for a price equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest, upon the occurrence of specific kinds of change of control events. The indenture governing the May 2010 notes defines a change of control as either (1) the sale, lease or transfer, in one or a series of related transactions, of all or substantially all of Holdings’ assets and our assets, taken as a whole, other than to a Permitted Holder, (2) when Holdings becomes aware of an acquisition of more than 50% of the total voting power or economic interests in Holdings, taken together, by someone other than a Permitted Holder, or (3) Holdings ceases to own 100% of our outstanding capital stock. We cannot assure you that there will be sufficient funds available for Holdings to make any required repurchase of the May 2010 notes upon a change of control. Given the restrictions in our debt (in particular, the senior secured credit agreement and the April 2010 notes), we currently anticipate that, in order to pay the principal amount at maturity of the May 2010 notes or to repurchase the notes upon a change of control as defined in the indenture governing the May 2010 notes, Holdings would be required to adopt one or more alternatives, such as refinancing all of our indebtedness, selling its equity securities or the equity securities or assets in us or seeking capital contributions or loans from its affiliates. None of Holdings’ affiliates is required to make any capital contributions, loans or other payments to Holdings with respect to its obligations on the May 2010 notes. We cannot assure you that any of the foregoing actions could be effected on satisfactory terms, if at all, or that any of the foregoing actions would enable Holdings to refinance its indebtedness or pay the principal amount of the May 2010 notes or that any such actions would be permitted by the terms of the indenture governing the notes or any of Holdings’ other debt instruments or our debt instruments then in effect. Any future debt that Holdings incurs may also contain restrictions on repayment upon change of control. If any change of control occurs, we cannot assure you that Holdings will have sufficient funds to satisfy all of its debt obligations.

Our debt agreements contain restrictions that limit our flexibility in operating the business.

Our senior secured credit agreement and the indenture under which our April 2010 notes are issued (see note 5 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”) contain a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;
•	create liens on our assets;
•	issue dividends;
•	engage in mergers or acquisitions; and
•	make investments.

These restrictive covenants may not allow us the flexibility we need to operate the business in an effective and efficient manner and may prevent us from taking advantage of strategic opportunities that would benefit our business or addressing the effects of the global recession and liquidity crisis in the financial markets.

In addition, we are required under our senior secured credit agreement to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, including the current recessionary economic environment, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit agreement and the lenders could elect to declare all amounts borrowed under our senior secured credit agreement, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit agreement. If any of our indebtedness were to be accelerated, our consolidated assets may not be sufficient to repay in full that indebtedness. In light of the current global economic recession and liquidity crisis in the financial markets, we would have difficulty finding alternative financing.

We may not be able to generate sufficient cash to service all of our indebtedness for reasons beyond our control.

Our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments or to refinance our indebtedness, including the April 2010 notes and the senior secured credit facility, depends on our ability to generate cash from operations in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory, social, political and other factors that are beyond our control. In addition, Blackstone and Vivendi Universal Entertainment may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships may be unavailable to us. Additionally, because our sponsorship relationships change over time, the sponsorship relationships that we may have in the future may not benefit our business to the extent they do currently by providing marketing exposure for us.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit agreement, or otherwise, in an amount sufficient to enable us to fund planned capital expenditures, pay our indebtedness, including the April 2010 notes, or to fund our other liquidity needs.

Federal and state statutes allow courts, under specific circumstances, to void the April 2010 notes, subordinate claims in respect of the notes and require note holders to return payments received from us.

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

The court might also void the April 2010 notes, without regard to the above factors, if the court found that we issued the notes with actual intent to hinder, delay or defraud our creditors. In addition, any payment by us pursuant to the April 2010 notes could be voided and required to be returned to us or to a fund for the benefit of our creditors.

A court would likely find that we did not receive reasonably equivalent value or fair consideration for the April 2010 notes if we did not substantially benefit directly or indirectly from the issuance of the notes. If a court were to void the notes, you would no longer have a claim against us. Sufficient funds to repay the April 2010 notes may not be available from other sources. In addition, the court might direct you to repay any amounts that you already received from us.

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

To the extent a court voids the April 2010 notes as fraudulent transfers or holds the notes unenforceable for any other reason, holders of notes would cease to have any direct claim against us. If a court were to take this action, our assets would be applied first to satisfy our liabilities, if any, before any portion of our assets could be applied to the payment of notes.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the April 2010 notes. In addition, we are highly leveraged and have substantial debt service obligations.

As of December 31, 2008, the April 2010 notes were effectively subordinated to $509.0 million of secured indebtedness under our amended and restated senior secured credit facilities and $239.8 million of payables and other liabilities. An additional $100.0 million is available for future borrowings under the revolving portion of the amended and restated senior secured credit facilities and, in addition, we may borrow up to $200.0 million of uncommitted incremental term loans from time to time, all of which would be secured and effectively senior to our noteholders. As a result, we are highly leveraged. This level of indebtedness could have important consequences to you, including the following:

•	it may limit our ability to borrow money for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;
•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable than less leveraged companies to a downturn in our business or the economy;
•	the debt service requirements of our indebtedness could make it more difficult to generate cash;
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

Despite our substantial indebtedness, we may still incur significantly more debt. In addition, we may incur a significant amount of additional indebtedness. This could exacerbate the risks described above.

The terms of the indenture governing the April 2010 notes and the senior secured credit agreement permit us to incur significant additional indebtedness in the future. As of December 31, 2008, we had $100.0 million available for additional borrowing under the revolving credit portion of the senior secured credit facilities. In addition, we may borrow up to $200.0 million of uncommitted incremental term loans from time to time. All of those borrowings are effectively senior to the April 2010 notes. If new debt is added to our current debt levels, this will increase the risks described above. Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the April 2010 notes.

Current turmoil in the credit and capital markets could impede our ability to refinance our long term debt or prevent us from obtaining additional funds required to effectively operate our business, including funds from our revolving credit facility.

Throughout 2008, U.S. and global credit markets experienced significant disruption, making it increasingly difficult for many businesses to obtain financing on acceptable or previously customary terms. Additionally, the volatility in equity markets due to rapid and wide fluctuations in value has resulted in a reduction of public offerings of equity securities. If these conditions persist or worsen, our borrowing costs may increase, and it may be more difficult to secure funding for our operations, including capital expenditures for theme park attractions. These risks could also impact our long term debt ratings which would likely increase our cost of borrowing and/or make it more difficult for us to obtain funding. These factors are particularly important given our substantial long term debt balance of $1,009.0 million (based on gross maturities) and the related maturity schedules which call for the April 2010 notes to mature on April 1, 2010 and the amended and restated senior secured credit agreement to become due and payable in full at April 1, 2010 if the April 2010 notes are not refinanced prior to that time. Additionally, we can not assure you that we will be able to draw upon our revolver if needed.

RISKS RELATED TO OUR BUSINESS

Recent instability in general economic conditions throughout the world could reduce consumer discretionary spending which could impact our profitability and liquidity while increasing our exposure to counterparty risk.

Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and higher prices for consumer goods can reduce spending for leisure travel and family entertainment. Unfavorable economic conditions can also impact our ability to raise theme park pass prices to counteract increased energy, labor, and other costs. Therefore, a continued economic recessionary environment would likely continue to negatively impact our results of operations. We continue to be cautious of current economic conditions domestically and in our key international markets, as recessionary fears have continued to proliferate. Factors such as continued unfavorable economic conditions, a significant decline in demand for family entertainment, or continued instability of the credit and capital markets could adversely impact our results, which in turn, could trigger a downgrade in our credit rating. These factors could also negatively impact our ability to obtain financing, our profitability and our liquidity generally. These conditions could also hinder the ability of those with which we do business, including vendors, customers and tenants, to satisfy their obligations to us. As an example, we earn ground rent from UCF Hotel Venture (as discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence”). Our exposure to credit losses will depend on the financial condition of our vendors, customers and tenants and other factors beyond our control, such as deteriorating conditions in the world economy or in the theme park industry. The unprecedented levels of disruption and volatility in the credit and financial markets have increased our possible exposure to vendor, customer and tenant credit risk because it has made it harder for them to access sufficient capital to meet their liquidity needs. This market turmoil coupled with a reduction of business activity generally increases our risks related to our status as an unsecured creditor of most of our vendors, customers and tenants. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counterparty risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long term debt agreements such as our senior secured credit facility. The soundness of these counterparties could adversely affect us. In this difficult economic environment, our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position and results of operations.

Changes in regulations or new regulations applicable to our business could increase our operating costs.

We are subject to various federal, state and local regulations of our business. These regulations include those relating to environmental protection, privacy and data protection laws and regulations, and the regulation of the safety of consumer products, ride safety and theme park operations. We are also subject to regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses and federal and state laws governing our relationships with employees, federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities such as the Americans With Disabilities Act of 1990. Failure to comply with the laws and regulatory requirements applicable to our business could result in revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Changes in any of these regulatory areas may increase our costs and adversely affect the profitability of our business.

Attendance at our theme parks is influenced by general economic and other conditions.

Attendance at our theme parks is heavily dependent upon consumer spending on travel and other leisure activities. Because consumer spending on travel and other leisure activities is discretionary, this is usually the first type of spending to be curtailed by consumers during economic downturns such as the current one. As a result, we have historically experienced weaker attendance during economic downturns and during other events affecting travel and leisure activities. In addition, during economic downturns, if people travel to our theme parks, they generally spend less on merchandise, food and beverage while at the park. Any further deterioration in the already weakened general economic conditions, increases in the cost of travel, additional outbreaks or escalation of war, or terrorist or political events that diminish consumer spending and confidence could reduce attendance and in-park spending at our theme parks.

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

Armed conflicts, acts of terrorism and other world events affecting the safety and security of travel could adversely impact the demand for family entertainment or leisure travel which could affect our future sales and profitability.

Our business has been impacted in the past by geopolitical events such as the terrorist attacks in the U.S. on September 11, 2001 and the wars in Iraq and Afghanistan. Occurrences such as these have historically had an impact on the demand for family entertainment and leisure travel. Decreases in the demand for our products and services could lead to price discounting which could reduce our profitability.

The United States is currently engaged in military operations in the Middle East, which could drive up the price of gas and air travel and increase the chance of another terrorist attack in the United States or key international markets, each of which would have a negative impact on attendance at our theme parks.

The United States and certain of its allies are currently engaged in military operations in the Middle East. This military action could exacerbate the risks identified above and have a number of other consequences, many of which would likely have a negative impact on attendance at our theme parks and, as a result, our prospects. The military operations in Iraq could further increase the price of crude oil, which in turn would increase the price of gasoline and jet fuel. The price of gas has increased to as much as $4.06 per gallon in Florida in 2008. If gas prices return to these high levels or increase substantially, it may cause significant numbers of domestic consumers to forego taking a vacation, which could negatively affect our attendance, as approximately 25% of our visitors drive more than 200 miles to our theme parks and approximately half of our visitors travel by air to our theme parks. The current military operations in Iraq may increase the likelihood of another major terrorist attack in the United States or one or more of our key international markets. The threat or occurrence of a terrorist attack could serve to discourage many consumers from travel or otherwise participating in leisure activities.

Risks related to our insurance.

Most of our insurance is arranged by GE through global programs for its businesses via licensed insurers issuing enforceable insurance policies, for which we are allocated charges for premium payments, which we believe are generally less expensive than what we could otherwise obtain on a standalone basis. The insurance includes multi-layered property coverage that presently provides for coverage for replacement costs per occurrence (subject to sub-limits such as wind-storm and terrorism). Our deductible varies from year to year based upon a financial analysis of then current premiums, market conditions and cost of capital. The multi-layered property coverage insures our real and personal properties (other than land) against physical damage resulting from a variety of hazards including terrorism and business interruption. The insurance program also includes workers’ compensation, public/general and automobile liability, accident and other forms of insurance.  For many of our insurance policies we are subject to high deductibles.

Loss of key distribution channels for pass sales or the loss of key ticket products may reduce our revenues.

Approximately 42% of our annual theme park pass sales are generated by third party distribution channels, the majority of which are concentrated among 40 third-party customers. As an example, approximately 10% of our annual theme park pass sales are derived from time-share operators, which are dominated by a few major operators in the Orlando area. Due to the recent upheaval in the credit markets in conjunction with the timeshare industry’s reliance on access to credit, certain timeshare operators have experienced a significant downturn in their business. Continuation of these circumstances could adversely impact this important distribution channel. Other significant distribution channels include key domestic and international travel operators. In addition, we also have key ticket products such as the Orlando FlexTicketTM which entitles a guest to visit both of our theme parks as well as Wet n’ Wild®, Sea World®, Aquatica and Busch Gardens® Tampa Bay. A loss of any key distribution channel or ticket product could have a negative effect on our pass sales.

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

The Orlando theme park market is extremely competitive. There are currently seven major theme parks in the Orlando area including our competitors: Walt Disney World’s Magic Kingdom®, Epcot®, Disney’s Hollywood Studios, Disney’s Animal Kingdom® and Anheuser-Busch InBev’s Sea World®. Additionally, on March 1, 2008, Anheuser-Busch InBev opened its Aquatica® water park. All of these theme parks are located within a 10-mile radius of our theme parks. Some of these theme parks, particularly those affiliated with The Walt Disney Company, enjoy better name recognition than our theme parks do. This puts us at a disadvantage in our attempts to attract guests to our theme parks over those of our competitors. Additionally, because our sponsorship relationships change over time, the sponsorship relationships that we may have in the future may not benefit our business to the extent they do currently by providing marketing exposure for us.

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

There is the risk of accidents or other incidents occurring at theme parks, including those owned by other theme park operators, which may create negative publicity which may reduce attendance and thereby negatively impact our results of operations.

Our theme parks feature “thrill rides.” There are inherent risks involved with these sorts of rides and attractions. An accident or an injury at our theme parks or at another theme park may result in negative publicity which could reduce attendance and thereby negatively impact our results of operations. Additionally, we can not be assured that negative events unrelated to attractions will not occur at our theme parks or at another theme park. We purchase insurance to protect us in the event of an accident or certain other losses, however we are subject to high deductibles.

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

The use of themed elements in our rides and attractions is dependent upon our obtaining and maintaining intellectual property licenses granting us the rights to use those elements. Failure to protect our existing intellectual property rights may result in the loss of those rights or require us to make significant additional payments to third parties for infringing their intellectual property rights. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditures. Any of those actions could negatively impact our results of operations, name recognition and growth prospects. In addition, if there was an event of default that we failed to cure under one of our intellectual property agreements and such agreement was terminated, we may become subject to accelerated payments. For example, the WB Agreement is terminable, subject to applicable cure periods, if we fail to maintain quality standards, fail to invest minimum required capital, fail to use the properties in accordance with the license, or upon other customary events of default. In addition, if we sell Universal’s Islands of Adventure, or if 50% of UCDP is not owned by NBC Universal, Inc. or any of its affiliates (collectively, “NBCU”), the agreement is terminable unless the buyer of Universal’s Islands of Adventure or of the interests in UCDP meets certain financial and reputation tests. In addition, Universal’s Islands of Adventure must either continue to be managed by NBCU or continue to be operated under a license from NBCU that enables NBCU to maintain the quality and reputation of Universal’s Islands of Adventure (the “NBCU License Agreement”). Our partnership agreement has been amended to provide that NBCU will execute the NBCU License Agreement with us, on the same financial terms as set forth in our existing partnership agreement and the Universal License Agreement, if, following such sale or change in control, we will no longer be managed by NBCU. In the event that, following such sale or change in control, in accordance with the WB Agreement, the name of the Universal’s Islands of Adventure theme park no longer contains the word “Universal” or “Universal’s”, then the Wizarding World of Harry Potter, Jurassic Park, Seuss Landing and Marvel Super Hero Island and other themed areas of Universal’s Islands of Adventure need to be operated under the NBCU License Agreement, or the name of the theme park and resort must include the name of another major recognized theme park operator, major established motion picture and television studio or another name approved by WB. In the event of termination by WB due to our default, a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately. In addition, we license various elements based on The SimpsonsTM, including certain characters under the Fox Agreement from Twentieth Century Fox Licensing & Merchandising (“Fox”). The Fox Agreement would be terminable in the event of our breach, or in certain cases following a change of control to which Fox did not consent. If Fox were to terminate the Fox Agreement, payments due with respect to the remaining term of the Fox Agreement will continue to be due and payable as and when they would have become due and payable, except that if the breach is a result of a change of control, then 50% of such remaining payments allocated to us shall be due and payable as and when they would have become due and payable. See “Item 1. Business—Intellectual property.”

The loss of key personnel could hurt our operations.

Our success depends upon the continuing contributions of our executive officers and other key operating personnel. The complete or partial loss of their services could adversely affect our business. Our Chief Executive Officer and other executives are employees of, and have employment agreements with, Vivendi Universal Entertainment. We cannot be certain that we will be able to retain their services or to find adequate replacements for them in the event we were to lose their services. If Vivendi Universal Entertainment were to cease acting as our manager, we could lose the services of those executives.

Our business is seasonal and bad weather can adversely impact attendance at our theme parks.

Our business is seasonal. Attendance at our theme parks follows a seasonal pattern which coincides closely with holiday and school schedules. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels. Because many of the attractions at our theme parks are outdoors, attendance at our theme parks is adversely affected by bad weather. Prolonged bad or mixed weather conditions during our seasonal peak attendance periods may reduce attendance causing a more severe decline in revenues than if those conditions occurred during a low attendance period. In addition, temporary but severe weather conditions, such as a hurricane, can adversely impact attendance at our theme parks.

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or breach of security of that technology could harm our ability to effectively operate our business and subject us to financial liability potentially resulting in our reputation being harmed.

We rely heavily on information systems across our operations. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. This could lead to adverse publicity, loss of sales and profits, or cause us to incur significant costs to reimburse third parties for damages which could impact profits.

RISKS RELATED TO OUR PARTNERS

Risks related to the right of first refusal agreement between our partners.

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of us being acquired by Blackstone, which could pose a number of risks to our business. This event could impact our continued use of the “Universal” name and certain intellectual property as discussed below in “Risks related to use of the Universal name and certain intellectual property”. These same risks would be present if a third party unaffiliated with Vivendi Universal Entertainment were to acquire control of us. In addition, we face risks related to a change of control under certain of our business agreements.

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

We license the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties. See “Item 1. Business—Intellectual property.” Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under the Universal License Agreement, a change of control is described as when (a) Universal CPM is no longer a wholly owned subsidiary of USI, Vivendi Universal Entertainment, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under our license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the April 2010 notes and the May 2010 notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Our right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us, subject to third party contractual limitations, until the later of the expiration or termination of the WB Agreement in accordance with its terms or, if sooner, the date that neither we nor a permitted successor or assign is a party to the WB Agreement, or the date such intellectual property rights would otherwise cease to be licensed to us. The Universal License Parties are required to continue to license those intellectual properties that are currently licensed to us for as long as we or our permitted successor or assign remains a party to the WB Agreement and such WB Agreement remains in effect, and we continue to operate our theme parks at a substantially similar standard, even if the Universal License Parties no longer have an ownership interest in us. However, in a situation where Blackstone or a third party unaffiliated with the Universal License Parties acquires all of the partnership interests in us, the Universal License Parties are not required to grant us a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Our inability to acquire proprietary and creative elements for possible new attractions could impair the growth prospects of our theme parks. The Universal License Parties could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with the Universal License Parties acquired all of the partnership interests in us, and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time, and may not be able to continue operating our theme parks at all. In addition, the WB Agreement is terminable if the Universal License Parties fail to remain involved either as a 50% owner or through certain license arrangements, unless WB consents to the assignment or the entity to which Universal’s Islands of Adventure or our partnership interests are transferred meets other tests designed to ensure the financial capability of the buyer and to maintain the reputation of our theme parks. In the event of termination by WB due to our default or a sale of Universal’s Islands of Adventure or a change of control of us for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the WB Agreement will be accelerated and due immediately.

We also rely on Vivendi Universal Entertainment and its affiliates for management oversight, advisory and other services. In its capacity as our manager, Vivendi Universal Entertainment provides creative services in relation to development of our rides and attractions. Most of our insurance is arranged by GE through global programs for its businesses via licensed insurers issuing enforceable policies. We have numerous other arrangements with affiliates of Vivendi Universal Entertainment and, indirectly, NBC Universal and GE, which provide us with significant benefits that may be reduced or lost completely if Blackstone or a third party unaffiliated with Vivendi Universal Entertainment gains control of us pursuant to the right of first refusal or otherwise. For a better understanding of these arrangements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Although Vivendi Universal Entertainment is required by the terms of the partners’ agreement to provide us with the same level of services for a transitional twelve-month period if Blackstone were to acquire all of our partnership interests in us pursuant to the right of first refusal, there can be no guarantee that Vivendi Universal Entertainment and Blackstone will reach agreement regarding the provision of such services beyond this twelve-month period or that Blackstone will thereafter find a third party with the experience and expertise to provide comparable services to those provided by Vivendi Universal Entertainment and its affiliates. In addition, the costs of the services currently provided by Vivendi Universal Entertainment may be significantly more expensive if they were purchased from a third party.

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

Concurrently with the consummation of the 2004 amendment of our senior secured credit facility, JPMorgan Chase Bank and another lender made loans to the equity holders of Holding I and Holding II that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in Holding I and Holding II and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in 2009. Blackstone and NBC Universal have agreed to endeavor to cooperate to obtain refinancing of the loans, if not fully paid at that time; provided, however, that it is possible that Blackstone and NBC Universal may not agree upon the price to be paid to NBC Universal in order for NBC Universal to issue a similar guarantee in connection with such refinancing. It is anticipated that the only assets of the borrowers will be their equity interests in Holding I and Holding II. If the borrowers default on, or are unable to refinance the loans, the borrowers’ equity interests in Holding I and Holding II will be subject to foreclosure by the lenders. Any such foreclosure will not constitute a change in control for purposes of our senior secured credit facility or our April 2010 notes (see note 5 to our consolidated financial statements contained in“Item 8. Financial Statements and Supplementary Data”).

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

Their conflicts of interests may make unavailable to us certain sponsorship relationships that would provide us with significant marketing exposure. Blackstone and Vivendi Universal Entertainment, together, beneficially own 100% of our equity interests. As a result, Blackstone and Vivendi Universal Entertainment have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equity holders regardless of whether or not noteholders believe that any such transactions are in their own best interests. For example, Blackstone and Vivendi Universal Entertainment could cause us to distribute our cash resources to them or make distributions to service the loan to the Blackstone entities guaranteed by NBC Universal rather than invest such resources in our business. In addition, Blackstone and Vivendi Universal Entertainment may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships may be unavailable to us. Additionally, our Partners, their subsidiaries or their affiliates may from time to time, depending upon market conditions, seek to purchase debt securities issued by us in open market or privately negotiated transactions or by other means.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Universal Studios Florida, Universal’s Islands of Adventure, CityWalk, our film production studios, our guest parking structures, our employee parking lots, our executive offices and various administrative buildings as well as extensive landscaping and water systems, are located on 441 acres which we own in Orlando, Florida. In addition, we own approximately 137 acres on which the three themed hotels are located which are leased to UCF Hotel Venture under a long-term ground lease. During 2008, we did not complete any property sales. During 2007, we sold approximately 2 acres for $3.1 million with a cost basis of $0.3 million. After the reduction of related expenses, we recorded a gain of approximately $2.8 million. During 2006, we sold approximately 4 acres for $6.4 million with a cost basis of $0.8 million. After the reduction of related expenses, we recorded a gain of approximately $5.2 million. All of these sales pertained to non-strategic land parcels.

We have approximately 104 acres of undeveloped land which has planning approval for additional hotels and other uses. The development of hotels on these vacant sites is subject to a right of first refusal by Loews Hotels to participate in the development. We have identified approximately 35+ acres of this undeveloped land that would not be necessary for the hotel development and are considering the sale of this land for retail, office or other uses. In addition, we have other smaller parcels of land that are not essential to our operations. As of December 31, 2008, two of these parcels are classified as held for sale in the financial statements. Although these parcels are classified as held for sale, we cannot assure you as to the amount or timing of receipt of the proceeds with respect to any such sale.

As of December 31, 2008, we leased three off-site retail stores including two stores at the Orlando Airport and one off-site liquidation retail store at the Festival Bay Mall in Orlando. In addition, we lease off-site office and warehouse space of approximately 280,000 square feet for merchandise inventory and entertainment props as well as 25,000 square feet for the manufacture of replacement prosthetic skins for some of our attractions.

We believe that our facilities, whether owned or leased, are in satisfactory working order to meet our current and anticipated needs.

Item 3.	Legal Proceedings

2008 Assessments

On December 5, 2008, UCDP filed complaints in state circuit court challenging the 2008 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. On February 2, 2009, the Property Appraiser answered the complaints and also moved to dismiss the discriminatory assessment counts asserted by UCDP. UCDP paid the full assessments with respect to the 2008 real and personal property on November 26, 2008. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board (“VAB”) seeking review and adjustment of the 2007 assessments by the Property Appraiser of certain real and tangible personal property owned by UCDP. The

Special Magistrates recommended that UCDP’s petitions be denied as to the Universal Studios Florida (“USF”) and Universal’s Islands of Adventure (“UIOA”) tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. The VAB approved and adopted the Special Magistrates’ recommendations on February 26, 2008. On April 24, 2008, UCDP filed complaints challenging these assessments in state circuit court. On June 4, 2008, the Orange County Tax Collector (the “Tax Collector”) answered the complaints. On June 16, 2008, the Property Appraiser answered the complaints. Both the Property Appraiser and the Tax Collector also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2007 assessments of the parking garages with a similar complaint that UCDP filed involving the 2006 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. In addition, the Property Appraiser and Tax Collector have filed a Joint Motion for Summary Judgment as to Count I of UCDP’s complaint involving its tangible personal property. A hearing on that Joint Motion is scheduled for March 26, 2009. UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Property Appraiser reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a complaint in state circuit court challenging the reduced 2006 tangible personal property assessments. This case is currently set for trial during July 2009. On May 16, 2007, UCDP filed two complaints challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and UIOA, and for (ii) UCDP’s parking garages. The Property Appraiser and the Tax Collector answered UCDP’s complaints and also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2006 assessments of the parking garages with a similar complaint that UCDP filed involving the 2007 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. On March 16, 2009, UCDP filed its amended compliant. The parties are currently engaged in discovery and we cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on UIOA, and it also dismissed UCDP’s due process claim. On May 14, 2007, UCDP re-filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to IOA. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s Re-filed Back Assessment Complaint. The Property Appraiser and Tax Collector appealed the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP opposed the appeal, and on July 3, 2008, the Court denied the appeal. Therefore, UCDP’s actions challenging the back assessments remain pending and are currently being litigated.

Other

We are threatened with or involved in various other legal actions and claims incidental to the conduct of our business. Management does not expect these legal actions and claims to have a material impact to our results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The following table sets forth certain of our financial data. The selected financial data for the fiscal years ended December 31, 2008, 2007 and 2006, and as of December 31, 2008 and 2007, have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The selected financial data for the years ended December 31, 2005 and December 31, 2004, and as of December 31, 2006, 2005 and 2004, have been derived from our audited consolidated financial statements and the related notes thereto which are not included in this report. This report contains financial measures not prepared in accordance with United States generally accepted accounting principles, including EBITDA (as defined). Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the 2008 presentation. This reclassification is described in note 2 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” All periods presented have been audited. Past financial performance should not be considered as a reliable indicator of future performance. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 1A. Risk Factors” and our consolidated financial statements and the related notes included elsewhere in this report.

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Statement of operations data:
Operating revenues:
Theme park passes	$455,935	$450,844	$420,654	$436,015	$452,113
Theme park food and beverage (1)	112,270	115,188	108,612	105,195	112,538
Theme park merchandise (1)	99,634	101,599	91,421	87,723	97,051
Other theme park related (1) (2)	104,380	102,825	84,245	69,994	61,978
Other (1) (3)	151,133	161,387	150,454	151,669	141,828
Total operating revenues	923,352	931,843	855,386	850,596	865,508
Costs and operating expenses:
Theme park operations (1)	184,371	177,556	168,431	167,143	164,151
Theme park selling, general and administrative (1)	153,205	153,053	149,075	142,472	162,922
Theme park cost of products sold (1)	113,536	113,610	105,023	101,560	108,939
Special fee payable to Vivendi Universal Entertainment and consultant fee	58,305	57,996	53,408	53,084	55,179
Depreciation and amortization	111,130	110,327	111,210	117,308	120,235
Other (1)	122,374	128,503	123,263	127,704	116,631
Total costs and operating expenses	742,921	741,045	710,410	709,271	728,057
Operating income	180,431	190,798	144,976	141,325	137,451
Total other expense, net	104,691	98,910	103,016	106,057	114,967
Net income	$75,740	$91,888	$41,960	$35,268	$22,484

(1)

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the 2008 presentation. Specifically, our management changed the allocation methodology in which shared service revenue and cost elements were allocated between the theme parks and CityWalk. Accordingly, the years prior to 2008 have been reclassified so that a portion of “other” operating revenues was reclassified into the various theme park operating revenues categories. Likewise, the years prior to 2007 have been reclassified so that a portion of “other” costs and operating expenses was reclassified into the various theme park costs and operating expenses categories. Total operating revenues and total costs and operating expenses remained unchanged.

(2)

Consists primarily of Universal Express Plus (“UEP”) sales, aged pass sales, theme park corporate special events and the parking facility. We host special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain attractions and shows.

(3)	Consists primarily of CityWalk, Universal Parks & Resorts Vacations and hotel rent received from our on-site hotels.

	2008	2007	2006	2005	2004
	(Dollars in thousands, except other operational data)
Other data:
EBITDA (as defined) (4)	$292,085	$302,852	$258,133	$258,217	$254,995
Net cash and cash equivalents provided by operating activities	191,333	241,518	165,921	117,813	185,139
Net cash and cash equivalents used in investing activities	134,874	49,721	44,292	32,303	36,053
Net cash and cash equivalents used in financing activities	96,535	130,540	101,845	62,556	239,185
Capital expenditures	137,010	60,912	45,313	38,374	40,195
Other operational data:
Turnstile admissions in thousands (5)	11,357	11,514	11,209	11,498	12,881
Paid admissions in thousands (6)	10,564	10,758	10,468	10,772	12,110
Theme park pass revenue per paid admission	$43.16	$41.91	$40.18	$40.48	$37.33
Theme park food, beverage and merchandise revenue per turnstile admission	18.66	18.82	17.85	16.78	16.27
Other theme park related revenue per turnstile admission	9.19	8.93	7.52	6.09	4.81

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance sheet data:
Total cash and equivalents	$87,798	$127,874	$66,617	$46,833	$23,879
Total assets	1,975,277	1,986,022	1,926,911	1,967,004	2,034,616
Total long-term obligations (7)	1,127,856	1,125,847	1,087,162	1,110,634	1,137,934
Total equity	635,564	636,288	678,484	696,616	706,088

(4)

We have included EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt, and with cash flow, to measure company operating performance under our Annual Incentive Plan. EBITDA (as defined) represents earnings before interest, taxes and depreciation and amortization and certain other adjustments permitted by the definition of EBITDA in the senior secured credit agreement. EBITDA (as defined) is not prepared in accordance with United States generally accepted accounting principles and should not be considered an alternative for net income, net cash and equivalents provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA (as defined), because it is before debt service, capital expenditures and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA (as defined) may not be comparable to similarly titled measures reported by other companies. EBITDA (as defined) is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. The calculation of EBITDA under our indentures is different, although it generally results in a similar figure. We have defined EBITDA in accordance with our senior secured credit agreement because it is an important liquidity measure. A reconciliation of EBITDA (as defined) from net income and from net cash and cash equivalents provided by operating activities is set forth below.

(5)	Turnstile admissions represent total admissions to our theme parks, which includes paid admissions and complimentary passes.
(6)	Paid admissions represent the total paid admissions to our theme parks.
(7)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations and long-term deferred special fees.

The following is a reconciliation of net cash provided by operating activities to EBITDA (as defined) for each of the last five fiscal years ended December 31 (in thousands):

	2008	2007	2006	2005	2004
Net cash and cash equivalents provided by operating activities	$191,333	$241,518	$165,921	$117,813	$185,139
Adjustments:
Interest expense	102,669	107,906	109,733	106,701	116,546
Interest income	(2,654)	(7,269)	(4,270)	(1,451)	(1,069)
Amortization of deferred finance costs	(6,939)	(5,164)	(5,374)	(5,251)	(6,898)
Interest on financing obligations	(2,380)	(1,166)	—	—	—
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	(4,359)	(6,735)	(6,168)	22,169	(9,436)
Gain on non-monetary asset acquisition	—	—	—	—	812
Gain on sale of property and equipment	—	2,776	5,195	2,180	1,007
Distributions from investments in unconsolidated entities, net	(3,691)	(3,681)	(164)	(529)	(559)
Income (loss) from investments in unconsolidated entities	2,673	1,724	(711)	(178)	(1,161)
Accretion of bond discount	(834)	(837)	(851)	(844)	(832)
Minority interest in net earnings of UCRP	(2,149)	(2,773)	(2,537)	(2,418)	(2,537)
Net change in working capital accounts (1)	18,416	(23,447)	(2,641)	20,025	(26,017)
EBITDA (as defined)	$292,085	$302,852	$258,133	$258,217	$254,995

(1) Net change in working capital accounts represents changes in operating assets and liabilities, which includes accounts receivable (net), notes receivable, receivables from related parties, inventories (net), prepaid expenses and other assets, other long-term assets, accounts payable and accrued liabilities, unearned revenue, due to related parties, and other long-term liabilities.

The following is reconciliation of net income to EBITDA (as defined) for each of the last five fiscal years ended December 31 (in thousands):

	2008	2007	2006	2005	2004
Net income	$75,740	$91,888	$41,960	$35,268	$22,484
Adjustments:
Interest expense	102,669	107,906	109,733	106,701	116,546
Depreciation and amortization	111,130	110,327	111,210	117,308	120,235
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss (income)	5,200	—	(500)	391	(3,201)
Interest income	(2,654)	(7,269)	(4,270)	(1,451)	(1,069)
EBITDA (as defined)	$292,085	$302,852	$258,133	$258,217	$254,995

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to help the reader understand our financial results, strategies and business environment from our viewpoint. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes (see “Item 8. Financial Statements and Supplementary Data”). This overview summarizes the MD&A, which includes the following sections:

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

Our operations

We own and operate two theme parks (Universal’s Islands of Adventure and Universal Studios Florida), an entertainment complex (Universal CityWalk Orlando), and movie and production facilities, all located in Orlando, Florida. Our operations are heavily dependent on theme park attendance, which we consider our most important operating indicator. We use two different metrics to gauge theme park attendance: paid attendance and turnstile attendance, which includes complimentary attendance. Additionally, through in-park surveys, we track our theme park attendance from three distinct points of origin: international, Florida and the outer-U.S., which is the domestic market excluding the state of Florida. Theme park attendance is affected by macroeconomic, competitive and seasonal forces. As our entertainment product is a component of our customers’ discretionary spending, macroeconomic factors, such as consumer sentiment and foreign currency exchange rates, play an important role in our attendance. Consumer sentiment is an important economic indicator, especially in relation to our outer-U.S. market where travel costs are higher when compared to our Florida market. Oil and gas prices affect consumer sentiment for all of our markets due to their impact on discretionary income and travel costs. Foreign currency exchange rates affect the relative prices for our international guests and therefore impact attendance from that market.

Orlando has seven large theme parks in the metro area. As a result, our attendance is also affected by competitive forces. Our largest competitor is Walt Disney World, which contains four of the parks in Orlando. Additionally, Anheuser-Busch InBev owns and operates Sea World. Due to the high level of competition in our market, theme park pass pricing and the introduction of new attractions are factors significantly impacting theme park attendance.

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However, during the 2004 and 2005 seasons, we closed our parks on four days as a result of hurricanes. From 2006 through 2008, there were no storms that caused us to close our parks.

In 2008, approximately 49.4% of our revenues were derived from theme park passes. We analyze our theme park pass revenue based on revenue per paid admission. Sales of food, beverage and merchandise constitute approximately 23.0% of our revenues. We analyze our theme park food, beverage and merchandise revenues based on revenue per turnstile admission. We derive less than 10% of our revenue from our CityWalk complex, which includes retail, dining, cinema and nightclub entertainment. Our primary operating costs include theme park operations, theme park selling, general and administrative costs, theme park cost of products sold, a special fee payable to Vivendi Universal Entertainment, a consultant fee, depreciation and amortization, and interest. We also monitor EBITDA (as defined) and certain of our debt covenant ratios as these items impact our ability to service our debt, make distributions to our partners (see the “Ownership and basis of presentation” section below) and make payments of special fees to our manager, Vivendi Universal Entertainment. EBITDA (as defined) is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. These items are discussed in greater detail within the section entitled “Liquidity, capital resources and financial position.”

Ownership and basis of presentation

Our ultimate owners, each having a 50% interest in us, are Universal CPM and Blackstone. Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment, which in turn is an indirect subsidiary of NBC Universal (“NBCU”). Furthermore, General Electric Company (“GE”) owns 80% of NBCU, while Vivendi Universal, S.A., now known as Vivendi, S.A., (“Vivendi”) owns the remaining 20%.

Our consolidated financial statements include the amounts of Universal City Development Partners, Ltd. (“UCDP Ltd.”), and all of its subsidiaries including: Universal Parks & Resorts Vacations (“UPRV”), Universal City Restaurant Partners, Ltd. (“UCRP”), and UCDP Finance, Inc. (collectively “UCDP”). All significant intercompany balances and transactions have been eliminated upon consolidation. UCDP Ltd. is our primary operating company and owes approximately $1,009.0 million in gross principal debt, while UCDP Finance, Inc. facilitated the issuance of our April 2010 bonds. UPRV is our travel company that sells and coordinates vacation packages for some of our guests.

Critical accounting policies and estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see note 2 in our consolidated financial statements. These accounting policies have been discussed and reviewed with the representatives of Holdings and our audit committee, which consists of representatives from both Vivendi Universal Entertainment and Blackstone.

Revenue recognition

Operating revenue primarily consists of sales related to theme park passes, merchandise and food and beverage. Revenue from theme park passes is recognized at the time passes are redeemed. For passes not redeemed, revenue is recorded after one year from the date of purchase, which coincides with our historical redemption patterns. Proceeds related to the sale of theme park or entertainment complex passes are exempt from unclaimed property reporting within the State of Florida. Revenue from theme park annual passes is recognized in equal installments over the life of the annual pass. Revenue from food and beverage and merchandise is recognized at the time of sale. In addition to unredeemed passes, we also defer revenue on admissions to CityWalk venues until redemption and on corporate sponsorships, which are recognized as revenue over the period of benefit. Revenue from hotel rent is recognized when earned.

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

We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired. We review our long-lived assets and identifiable intangibles for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If the review reveals impairment as indicated based on undiscounted cash flows, the carrying amount of the related long-lived assets or identifiable intangibles are adjusted to fair value. Accordingly, we would record a property and equipment impairment adjustment in these situations. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our consolidated financial statements do not include any significant impairment adjustments related to property and equipment. During 2008 and 2007, we accelerated depreciation on certain assets, primarily in our Lost Continent Island, which will be disposed of as part of our Wizarding World of Harry Potter construction. As a result, additional depreciation expense of approximately $4.0 million and $2.8 million was recorded during 2008 and 2007, respectively. Our 2006 results do not include significant amounts of additional depreciation.

Provision for inventory

Inventory, which primarily includes spare parts for the theme park rides, food and beverage and merchandise, is recorded at the lower of cost or market. Cost is determined using the average cost method. We periodically make judgments regarding the realizable value of certain slow-moving and obsolete inventory. For spare parts, these judgments are based on the usage of the parts on specific rides. If we decide to close down a ride as part of developing a new ride, we specifically review spare parts related to the ride being closed for impairment. For merchandise, these judgments are based primarily on the demand of our customers. The enactment of new product safety regulations can also impact our provision for merchandise inventory. When the realizable value is less than the average cost, we record an inventory provision.

At December 31, 2008, we had a $2.0 million inventory provision, which included $1.2 million for slow-moving merchandise, $0.3 million for food supplies and $0.5 million for obsolete spare parts. At December 31, 2007, we had a $1.4 million inventory provision, which included $0.9 million for slow-moving merchandise, $0.3 million for food supplies and $0.2 million for obsolete spare parts.

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

Recent accounting pronouncements

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. FSP 142-3 is effective for us on January 1, 2009. Although future transactions involving intangible assets may be impacted by this guidance, we do not believe that the adoption of the standard will have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We do not believe that the adoption of the standard will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on January 1, 2009. Although this guidance impacts the presentation of noncontrolling interests in certain of our subsidiaries, we do not believe that the adoption of the standard will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS 141 (R) will impact our accounting for business combinations completed on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial statements as we did not elect the fair value option.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

Results of operations

Overview

During 2008, our paid admissions decreased 2% compared to 2007. This was driven by softness in our domestic business as our combined outer-U.S. and Florida markets experienced mid single-digit attendance declines versus 2007. As a result of this year-over-year attendance shortfall, total operating revenues decreased 1%, or $8.5 million, in 2008 which was the primary reason for the $10.8 million decrease in EBITDA (as defined). Additionally, net income in 2008 decreased $16.1 million versus 2007 as we recorded a $5.2 million charge related to our interest rate swaps which became ineffective in the fourth quarter of 2008. At December 31, 2008, we had $187.8 million in cash and unused revolving credit, consisting of $87.8 million in cash and $100.0 million available under our revolving credit facilities. Additionally, as of December 31, 2008, we carried $1,008.0 million in total debt.

2008 compared to 2007

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts and percentages):

	2008	2007	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,564	10,758	(1.8)%
Turnstile theme park admissions	11,357	11,514	(1.4)%
Theme park pass revenue per paid admission	$43.16	$41.91	3.0%
Theme park food, beverage and merchandise revenue per turnstile admission	18.66	18.82	(0.9)%
Other theme park related revenue per turnstile admission	9.19	8.93	2.9%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$455,935	$450,844	1.1%
Theme park food and beverage	112,270	115,188	(2.5)%
Theme park merchandise	99,634	101,599	(1.9)%
Other theme park related	104,380	102,825	1.5%
Other	151,133	161,387	(6.4)%
Total operating revenues	923,352	931,843	(0.9)%

Costs and operating expenses:
Theme park operations	184,371	177,556	(3.8)%
Theme park selling, general and administrative	153,205	153,053	(0.1)%
Theme park cost of products sold	113,536	113,610	0.1%
Special fee payable to Vivendi Universal Entertainment and consultant fee	58,305	57,996	(0.5)%
Depreciation and amortization	111,130	110,327	(0.7)%
Other	122,374	128,503	4.8%
Total costs and operating expenses	742,921	741,045	(0.3)%
Operating income	180,431	190,798	(5.4)%
Non-operating expenses, net	104,691	98,910	(5.8)%
Net income	$75,740	$91,888	(17.6)%

As previously described in the Overview section, Paid Theme Park Admissions decreased by 2% primarily due to the mid single-digit percentage reduction in guests from our domestic points of origin as the U.S. economy worsened throughout 2008. However, attendance from our international market showed strength during 2008 with increases in the low-double digits compared to 2007 thus partially offsetting the softness in our domestic business.

Despite the attendance shortfall, theme park related revenues increased $1.8 million during 2008 driven by growth in theme park pass revenue of $5.1 million resulting from a price increase in August and other yield initiatives. As a result, theme park pass revenue per paid admission increased 3%. Per turnstile admission spending on food and beverage and merchandise decreased 1% as guests began to reduce spending on these items as the economy worsened throughout 2008. Per turnstile admission spending on other theme park related items increased 3% stemming largely from strong park special event revenue which increased $2.1 million in 2008. Other theme park related items primarily include sales of Universal Express Plus tickets, parking revenue, park special events, stroller rentals and aged pass sales. Other revenue generating programs decreased $10.3 million or 6% as the economy continued to worsen.

The decrease in other revenue was principally due to reduced revenue of $4.0 million at our CityWalk venues and $3.4 million in lower revenue at our travel company, Universal Parks & Resorts Vacations. Additionally, other revenue was adversely impacted by $1.3 million in lower corporate sponsorship revenue. The results for 2008 were aided by an extra day due to the leap year.

Theme park operations costs increased $6.8 million, or 4%, year-over-year principally due to increased maintenance and operational costs from our newer attractions, The Simpsons RideTM and Disaster! A Major Motion Picture...Starring You!SM. These increased costs were also partially due to increased utility costs as energy costs increased steadily throughout the year. Theme park selling, general and administrative costs were consistent between 2008 and 2007 as increased costs relating to our investment in information technology initiatives were largely offset by decreases in our marketing expenses. Theme park cost of product sold was slightly favorable in absolute dollar terms, while as a percentage of revenue they increased from 52.4% in 2007 to 53.6% in 2008, which was chiefly attributable to increased commodity prices. Other expenses decreased by $6.1 million, primarily due to $4.9 million in lower costs relating to our travel company’s decrease in revenues. Similarly, we incurred $0.7 million in lower costs relating to the lower CityWalk revenues. Non-operating expenses increased by $5.8 million primarily due to $5.2 million in losses related to our interest rate swaps and lower interest income of $4.6 million, both of which were partially offset by decreased debt interest expense of $5.2 million as a result of interest rate reductions in 2008. Our interest rate swaps became ineffective in the fourth quarter of 2008 thus resulting in the aforementioned charge. Results from 2007 benefited from a gain from the sale of property of $2.8 million.

2007 compared to 2006

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts and percentages):

	2007	2006	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,758	10,468	2.8%
Turnstile theme park admissions	11,514	11,209	2.7%
Theme park pass revenue per paid admission	$41.91	$40.18	4.3%
Theme park food, beverage and merchandise revenue per turnstile admission	18.82	17.85	5.4%
Other theme park related revenue per turnstile admission	8.93	7.52	18.8%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$450,844	$420,654	7.2%
Theme park food and beverage	115,188	108,612	6.1%
Theme park merchandise	101,599	91,421	11.1%
Other theme park related	102,825	84,245	22.1%
Other	161,387	150,454	7.3%
Total operating revenues	931,843	855,386	8.9%

Costs and operating expenses:
Theme park operations	177,556	168,431	(5.4)%
Theme park selling, general and administrative	153,053	149,075	(2.7)%
Theme park cost of products sold	113,610	105,023	(8.2)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	57,996	53,408	(8.6)%
Depreciation and amortization	110,327	111,210	0.8%
Other	128,503	123,263	(4.3)%
Total costs and operating expenses	741,045	710,410	(4.3)%
Operating income	190,798	144,976	31.6%
Non-operating expenses, net	98,910	103,016	4.0%
Net income	$91,888	$41,960	NM

                                                                                       NM-not meaningful

Paid Theme Park Admissions increased by 3% primarily due to low double digit percentage growth in our Florida market.

Theme park related revenues increased $65.5 million, or 9%, compared to 2006 primarily due to the attendance growth and an increase in guest spending. Theme park pass revenue per paid admission increased 4%, per turnstile admission spending on food and beverage and merchandise increased 5%. Per turnstile admission spending on other theme park related items increased 19%. Additionally, other revenue generating programs increased $10.9 million or 7%. The increase in other revenue was principally due to

$2.7 million in incremental rental income from our onsite resort hotels. In addition to our additional hotel rental income, we also experienced $4.3 million in higher revenue related to our CityWalk venues and $4.1 million of increased revenue from our travel company, Universal Parks & Resorts Vacations. These were offset partially by a $1.0 million decrease in revenue from our corporate sponsorships.

Theme park operations costs increased 5% year over year due to the increased cost of entertainment, maintenance and other operational expenses driven by higher attendance. This was partially offset by reduced utility costs from various company initiatives. Theme park selling, general and administrative costs were unfavorable by $4.0 million primarily due to an increase in marketing spend, an increase in bonus accruals and an investment in information technology infrastructure and support, partially offset by a reduction in property tax and insurance costs. Theme park cost of product sold remained consistent to 2006 at approximately 52%. Other expenses increased by $5.2 million, primarily due to $1.8 million in increased costs relating to our travel company’s increase in revenues, $1.2 million in higher credit card fees due to increased sales and a continuing shift towards credit card transactions from cash transactions, and $1.8 million in increased costs relating to the higher CityWalk revenues. These were offset by lower costs related to park special events due to a lower number of events over prior year. Non-operating expenses decreased by $4.1 million primarily due to decreased debt interest of $2.0 million which was attributable to the lower interest rates during the year and an increase in interest income of $3.0 million which was attributable to higher cash balances throughout the year.

Liquidity, capital resources and financial position

In light of the difficult economic climate, our significant leverage and our reliance on discretionary consumer spending, our liquidity is subject to numerous risks as discussed in “Item 1A. Risk Factors.”

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2009 and in future years. In addition to the cash flow generated from our operations, our available cash and our unused revolving credit facilities also provide liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months even in light of the global recession and liquidity crisis. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, and working capital. Our strategy includes rationalizing our land holdings, which may involve sales from time to time of non-core land assets. As of December 31, 2008, we had two parcels of land held for sale and are actively evaluating our land assets for optimization potential. We cannot assure you as to the timing, size or proceeds with respect to any land sale and we may not be able to sell land assets on commercially reasonable terms or at all.

Our current business structure is heavily leveraged, and as of December 31, 2008, our total debt was $1,008.0 million. This included $509.0 million outstanding under our senior secured credit agreement and $499.0 million outstanding under the April 2010 senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $1.0 million). At December 31, 2007, our total debt was $1,007.1 million. This included $509.0 million outstanding under our senior secured credit agreement and $498.1 million outstanding under the April 2010 senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $1.9 million). The April 2010 notes are due in 2010, while our senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. During 2006, we made an additional $30.0 million principal payment, effectively prepaying all of the required principal payments until the facility’s maturity date. As such, no principal payments were due or paid during 2008 or 2007. Additionally, on July 25, 2008, we amended the early maturity date feature in the senior secured credit facility to April 1, 2010 unless both the April 2010 notes and the UCHC May 2010 notes are refinanced or repaid prior to that time. Prior to the amendment, the maturity date was accelerated to December 1, 2009 if the April 2010 notes were not refinanced or repaid at that time, or to January 1, 2010 if UCHC’s May 2010 notes were not refinanced or repaid at that time. The maturity date of the term loan remains at June 9, 2011 if the early maturity date feature is not triggered. It is highly unlikely that we, or UCHC in the case of the May 2010 notes, will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating remained consistent throughout 2008, we can not be assured that future changes in our ratings will not occur (and in fact our bond rating was downgraded in March 2009). Additionally, our Partners, their subsidiaries or their affiliates may from time to time, depending upon market conditions, seek to purchase debt securities issued by us in open market or privately negotiated transactions or by other means.

Our senior secured credit facility consists of a term loan and a $100.0 million revolving credit facility. In addition to there being no amounts drawn on this revolving credit facility as of December 31, 2008 or December 31, 2007, we have never utilized any amounts of this revolving credit facility. In addition, we may borrow up to $200.0 million of uncommitted incremental term loans from time to time. The borrowings under our senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) London Interbank Offer Rate (“LIBOR”). As a result of the amendment on July 25, 2008, the margin was adjusted from 1.75% to 3.0% with respect to LIBOR borrowings and from .75% to 2% on the alternate base rate. Additionally, the

LIBOR borrowings and the alternate base rate borrowings are now subject to a 3% and 4% floor, respectively. These rates also apply to the revolving credit facility. In addition to paying interest on outstanding debt, we pay a commitment fee equal to 0.5% per annum of the unutilized commitments under our revolving credit facility.

Additionally, we have an agreement (the “Consultant Agreement”) with Steven Spielberg (the “Consultant”) under which we pay a fee for consulting services and exclusivity equal to a percentage of our gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consultant Agreement. For instance, Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates. Although the Consultant Agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been open at that time for at least one year, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. Under the terms of UCHC’s May 2010 notes, our April 2010 notes and our senior secured credit agreement, a lien to secure our obligations under the Consultant Agreement would be a permitted lien. This event could impact our liquidity as discussed in “Item 1A. Risk Factors– Risks related to our Indebtedness.”For further information on the Consultant Agreement please refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence—Consultant agreement.”

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our amended and restated senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and to continue to reduce debt could be adversely affected by the global recession, general slowdown in consumer spending or occurrence of other unfavorable events.

As a significant portion of our debt is subject to variable rates, we have entered into interest rate swap agreements to help reduce our interest rate risk. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of these agreements and our strategy to manage our interest rate risk, which includes utilization of interest rate swap agreements. The following table summarizes key aspects in our financial position and liquidity as of December 31, (in thousands):

	2008	2007
Cash and cash equivalents	$87,798	$127,874
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	5,822	375
Current portion of special fees	8,861	8,967
Total long-term obligations (1)	1,127,856	1,125,847

(1)

Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations and long-term deferred special fees. For more information regarding capital lease and financing obligations, see note 8 to the consolidated financial statements.

Our management assesses operational performance using EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the trailing four quarters. We believe our senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in our senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA (as defined) represents earnings before interest, taxes and depreciation and amortization and certain other adjustments permitted by the definition of EBITDA in the senior secured credit agreement. EBITDA (as defined) is not prepared in accordance with United States generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA (as defined), because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA (as defined) may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA (as defined) for each of the last three fiscal years ended December 31 (in thousands):

	2008	2007	2006
Net cash and cash equivalents provided by operating activities	$191,333	$241,518	$165,921
Adjustments:
Interest expense	102,669	107,906	109,733
Interest income	(2,654)	(7,269)	(4,270)
Amortization of deferred finance costs	(6,939)	(5,164)	(5,374)
Interest on financing obligations	(2,380)	(1,166)	—
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	(4,359)	(6,735)	(6,168)
Gain on sale of property and equipment	—	2,776	5,195
Distributions from investments in unconsolidated entities, net	(3,691)	(3,681)	(164)
Income (loss) from investments in unconsolidated entities	2,673	1,724	(711)
Accretion of bond discount	(834)	(837)	(851)
Minority interest in net earnings of UCRP	(2,149)	(2,773)	(2,537)
Net change in working capital accounts (1)	18,416	(23,447)	(2,641)
EBITDA (as defined)	$292,085	$302,852	$258,133

(1) Net change in working capital accounts represents changes in operating assets and liabilities, which includes accounts receivable (net), notes receivable, receivables from related parties, inventories (net), prepaid expenses and other assets, other long-term assets, accounts payable and accrued liabilities, unearned revenue, due to related parties, and other long-term liabilities.

The following is reconciliation of net income to EBITDA (as defined) for the years ended December 31 (in thousands):

	2008	2007	2006
Net income	$75,740	$91,888	$41,960
Adjustments:
Interest expense	102,669	107,906	109,733
Depreciation and amortization	111,130	110,327	111,210
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss (income) (1)	5,200	—	(500)
Interest income	(2,654)	(7,269)	(4,270)
EBITDA (as defined)	$292,085	$302,852	$258,133
(1)	See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Cash flow summary

The following table summarizes key aspects of our cash flows for each of the last three fiscal years ended December 31 (in thousands):

	2008	2007	2006
Net cash and cash equivalents provided by operating activities	$191,333	$241,518	$165,921
Net cash and cash equivalents used in investing activities	134,874	49,721	44,292
Capital expenditures	137,010	60,912	45,313
Net cash and cash equivalents used in financing activities	96,535	130,540	101,845

The decrease in cash flow from operations from 2007 to 2008, which totaled $50.2 million, or 21%, resulted from three primary factors. First, cash flows from operations during 2008 were negatively impacted by $10.4 million compared to 2007 as a result of the timing of payments for our marketing initiatives. Second, our cash flows from operations during 2008 were reduced by $10.5 million relative to 2007 due to payments related to our annual incentive and long-term growth plans (see “Item 11. Executive Compensation - Performance-based Incentive Compensation” for further information). Lastly, our net income was $16.1 million lower during 2008 compared to 2007 for the reasons previously discussed.

The increase in cash flow from operations from 2006 to 2007, which totaled $75.6 million, or 46%, resulted primarily from a $49.9 million increase in net income and $23.4 million in changes to our working capital, driven largely by the increase in accounts payable and accrued liabilities relating to marketing, the Orlando FlexTicket TMand incentive plans.

Cash flows used in investing activities for 2008, 2007 and 2006 consisted primarily of capital expenditures partially offset by proceeds from land sales, capital reimbursements and capital claims settlements which totaled $2.1 million, $14.8 million and $1.2 million, respectively. These proceeds are the result of discrete transactions that may or may not occur in the future. Cash flows related to investing activities in 2007 also contained a $3.7 million contribution related to our unconsolidated investment in Uniman, LLC. (see note 4 in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding this investment).

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. For instance, during 2008 and 2007, we made purchases totaling $149.3 million and $95.4 million, respectively, for capital projects and related intellectual property rights, while in 2006 similar expenditures amounted to only $41.4 million. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement were funded through partner equity contributions. We estimate our 2009 expenditures to be approximately $110.0 million. A large portion of our estimated 2009 capital expenditures relate to the design and construction of our upcoming Hollywood Rip Ride RockitSM attraction and the Wizarding World of Harry Potter™ themed area, which we anticipate opening mid-year 2009 and no later than the summer of 2010, respectively. We estimate our total capital investment in Hollywood Rip Ride RockitSM, the Wizarding World of Harry Potter™ and The Simpsons RideTM attractions will range from $275.0 million to $310.0 million. The Simpsons RideTM attraction opened in the spring of 2008. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods or merchandise royalties.

During each of 2008, 2007 and 2006, the primary components of our financing outflows related to distributions made to Holdings and payments on our long term obligations. Additionally, we paid $4.3 million in finance costs attributable to the amendment of our senior secured credit facility in 2008 as discussed previously. Also during 2008, we received approximately $28.7 million of Partner contributions in order to partially fund our capital expenditures and satisfy the capital covenant in our senior secured credit agreement.

Special fee requirements

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in our partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2008, 2007 and 2006, the special fee amounted to $38.7 million, $38.4 million and $35.3 million, respectively. For 2008, 2007 and 2006, the interest incurred on the special fee payable to Vivendi Universal Entertainment and affiliates, including both the current and long term portions, was $4.9 million, $7.5 million and $7.2 million, respectively.

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

Subsequent to the 2004 Amendment, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit agreement). These ratios were met as of each of our quarter end dates throughout 2008, 2007 and 2006, thus allowing the special fee to be paid. Accordingly, during 2008, 2007 and 2006, we paid total fees of $39.3 million, $38.5 million and $35.9 million, respectively, to Vivendi Universal Entertainment. At December 31, 2008 and 2007, the current portion of our consolidated balance sheet included $8.9 million and $9.0 million, respectively, related to the special fees payable to Vivendi Universal Entertainment. Also, at December 31, 2008 and 2007, we had accrued long-term special fees payable to an affiliate of Vivendi Universal Entertainment of $92.0 million and $87.6 million, respectively. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our senior secured credit facility, our April 2010 notes or UCHC’s May 2010 notes.

Covenant stipulations

Our senior secured credit agreement and the April 2010 notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the April 2010 notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the amended and restated senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance with all financial covenants as of December 31, 2008 and 2007.

Contractual obligations

The following table reflects our estimated contractual obligations as of December 31, 2008:

	Payments due by fiscal period
	Total	2009	2010 to 2011	2012 to 2013	2014 and Beyond
	(in millions)
Contractual obligations:
Long-term borrowings (1)	$1,009.0	$—	$1,009.0	$—	$—
Interest payments on long-term borrowings	174.7	106.5	68.2	—	—
Operating lease obligations	13.6	4.7	7.3	1.6	—
Purchase obligations	94.2	33.7	20.6	17.1	22.8
Special fee payable to Vivendi Universal Entertainment and affiliates	100.9	8.9	—	—	92.0
Other long-term liabilities (2)	6.6	—	—	—	6.6
Total contractual obligations	$1,399.0	$153.8	$1,105.1	$18.7	$121.4

(1)

Amounts exclude discounts and therefore represent gross maturities. The maturity date of the senior secured credit facility in the amount of $509.0 million is June 9, 2011, however, it is repayable in full at April 1, 2010, if our April 2010 notes and UCHC’s May 2010 notes are not refinanced or repaid in full prior to such date.

(2)

Amounts exclude any potential obligation resulting from the Consultant’s right to receive one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been open at that time for at least one year, which fair market value could be significant.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward looking statements we make in this report include:

•	the risks and uncertainties relating to the global recession, its duration, severity and impact on overall consumer activity;
•	the dependence of our business on air travel;
•	the risks inherent in deriving substantially all of our revenues from one location;
•	the loss of key distribution channels for pass sales;
•	competition within the Orlando theme park market;
•	publicity associated with accidents occurring at theme parks;
•	the loss of material intellectual property rights used in our business;
•	the seasonality of our business;
•	the substantial indebtedness of us and of our subsidiaries;
•	the difficulty we may face in refinancing our indebtedness due to the turmoil and lack of liquidity in the credit markets and the Consultant's right to exercise his put option starting in June 2010;

•	our dependence on Universal Studios, Inc. and its affiliates; and
•	the additional risks set forth in this report, including under the heading “Item 1A. Risk Factors.”

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

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	2009	2010	2011	2012	2013	Total	Fair value
Debt (1):
Fixed rate debt	$—	$500,000	$—	$—	$—	$500,000	$322,500
Average interest rate	n/a	11.75%	n/a	n/a	n/a	n/a	n/a
Variable rate debt	$—	$—	$509,000	$—	$—	$509,000	$437,740
Average interest rate	n/a	n/a	7.04%	n/a	n/a	n/a	n/a
Total gross debt	$—	$500,000	$509,000	$—	$—	$1,009,000	$760,240
(1)

Amounts exclude discounts and therefore represent gross maturities. The maturity date of the senior secured credit facility in the amount of $509.0 million is June 9, 2011, however, it is repayable in full at April 1, 2010, if our April 2010 notes and UCHC’s May 2010 notes are not refinanced or repaid in full prior to such date.

The following table is a schedule of our interest rate swap agreements including notional amounts, weighted average interest rates by expected maturity dates and fair value (in thousands):

	2009	2010	2011	2012	2013	Total	Fair value
Interest Rate Swaps:
Variable to Fixed	$325,000	$—	$—	$—	$—	$325,000	$(9,176)
Average pay rate	3.18%	n/a	n/a	n/a	n/a	n/a	n/a
Average receive rate	1.70%	n/a	n/a	n/a	n/a	n/a	n/a
Fixed to Variable	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Average pay rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Average receive rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Total notional amounts	$325,000	$—	$—	$—	$—	$325,000	$(9,176)

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments.

As a result, we have $184.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $1.8 million. The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary. In the fourth quarter of 2008, our interest rate swap agreements became ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This resulted in a $5.2 million charge to the consolidated statement of operations for the year ended December 31, 2008.

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts. For more information about our interest rate swaps, see note 6in “Item 8. Financial Statements and Supplementary Data.”

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

Report of Independent Registered Public Accounting Firm

The Partners

Universal City Development Partners, Ltd.

We have audited the accompanying consolidated balance sheets of Universal City Development Partners, Ltd. and subsidiaries (UCDP) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income and changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of UCDP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal City Development Partners, Ltd. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

          Certified Public Accountants

Orlando, Florida

March 13, 2009

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$87,798	$127,874
Accounts receivable, net	27,521	34,025
Receivables from related parties	7,489	4,924
Inventories, net	42,565	42,240
Prepaid expenses and other assets	8,899	5,731
Assets held for sale	17,637	17,637
Total current assets	191,909	232,431

Property and equipment, at cost:
Land and land improvements	475,021	474,224
Buildings and building improvements	1,381,492	1,380,898
Equipment, fixtures and furniture	1,112,537	1,074,322
Construction in process	157,117	72,568
Total property and equipment, at cost:	3,126,167	3,002,012
Less accumulated depreciation	(1,426,192)	(1,340,091)
Property and equipment, net	1,699,975	1,661,921

Other assets:
Investments in unconsolidated entities	11,939	12,957
Intangible assets, net	52,955	55,107
Deferred finance costs, net	11,948	14,592
Other assets	6,551	9,014
Total other assets	83,393	91,670
Total assets	$1,975,277	$1,986,022

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2008	December 31, 2007
	(In thousands)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$126,148	$130,870
Unearned revenue	45,508	46,681
Due to related parties	11,696	22,583
Interest rate swap liability, at fair market value	9,176	—
Current portion of capital lease and financing obligations	5,822	375
Total current liabilities	198,350	200,509

Long-term liabilities:
Long-term borrowings	1,007,960	1,007,126
Deferred special fee payable to affiliates	91,967	87,608
Capital lease and financing obligations, net of current portion	27,929	31,113
Minority interest in equity of UCRP	6,782	7,294
Interest rate swap liability, at fair market value	—	5,106
Other	6,725	10,978
Total long-term liabilities	1,141,363	1,149,225

Partners’ equity:
Vivendi Universal Entertainment	319,770	320,697
Blackstone	319,770	320,697
Accumulated other comprehensive loss	(3,976)	(5,106)
Total partners’ equity	635,564	636,288
Total liabilities and partners’ equity	$1,975,277	$1,986,022

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating revenues:
Theme park passes	$455,935	$450,844	$420,654
Theme park food and beverage	112,270	115,188	108,612
Theme park merchandise	99,634	101,599	91,421
Other theme park related	104,380	102,825	84,245
Other	151,133	161,387	150,454
Total operating revenues	923,352	931,843	855,386
Costs and operating expenses:
Theme park operations	184,371	177,556	168,431
Theme park selling, general and administrative	153,205	153,053	149,075
Theme park cost of products sold	113,536	113,610	105,023
Special fee payable to Vivendi Universal Entertainment and consultant fee	58,305	57,996	53,408
Depreciation and amortization	111,130	110,327	111,210
Other	122,374	128,503	123,263
Total costs and operating expenses	742,921	741,045	710,410
Operating income	180,431	190,798	144,976
Other (expense) income:
Interest expense	(102,669)	(107,906)	(109,733)
Interest income	2,654	7,269	4,270
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive (loss) income	(5,200)	—	500
Income (loss) from joint ventures	2,673	1,724	(711)
Gain from sale of property and equipment	—	2,776	5,195
Minority interest in net earnings of UCRP	(2,149)	(2,773)	(2,537)
Total other expense, net	(104,691)	(98,910)	(103,016)
Net income	$75,740	$91,888	$41,960

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN PARTNERS’ EQUITY

	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive Income (Loss)	Total Partners’ Equity	Comprehensive Income
	(In thousands)
Balance at December 31, 2005	$347,184	$347,184	$2,248	$696,616	$—
Change in fair value of interest rate swaps designated as hedges	—	—	1,580	1,580	1,580
Amortization of accumulated other comprehensive income (loss) from interest rate swaps previously designated as hedges	—	—	222	222	222
Distributions to Holdings	(30,947)	(30,947)	—	(61,894)	—
Net income	20,980	20,980	—	41,960	41,960
Balance at December 31, 2006	337,217	337,217	4,050	678,484	$43,762
Change in fair value of interest rate swaps designated as hedges	—	—	(9,156)	(9,156)	$(9,156)
Distributions to Holdings	(62,464)	(62,464)	—	(124,928)	—
Net income	45,944	45,944	—	91,888	91,888
Balance at December 31, 2007	320,697	320,697	(5,106)	636,288	$82,732
Change in fair value of interest rate swaps designated as hedges	—	—	(46)	(46)	$(46)
Amortization of accumulated other comprehensive income (loss) from interest rate swaps previously designated as hedges	—	—	1,176	1,176	1,176
Partner contributions for capital projects	14,338	14,338	—	28,676	—
Distributions to Holdings	(53,135)	(53,135)	—	(106,270)	—
Net income	37,870	37,870	—	75,740	75,740
Balance at December 31, 2008	$319,770	$319,770	$(3,976)	$635,564	$76,870

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$75,740	$91,888	$41,960
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	108,978	108,861	109,764
Amortization of intangible assets	2,152	1,466	1,446
Amortization of deferred finance costs	6,939	5,164	5,374
Accretion of bond discount	834	837	851
Interest on financing obligations	2,380	1,166	—
Distributions from investments in unconsolidated entities, net	3,691	3,681	164
Gain on sale of property and equipment	—	(2,776)	(5,195)
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss (income)	5,200	—	(500)
(Income) loss from investments in unconsolidated entities	(2,673)	(1,724)	711
Minority interest in net earnings of UCRP	2,149	2,773	2,537
Changes in operating assets and liabilities:
Accounts receivable, net	6,504	(3,991)	(5,480)
Notes receivable	—	70	(70)
Receivables from related parties	(2,565)	2,523	(2,576)
Inventories, net	(325)	1,576	(2,313)
Prepaid expenses and other assets	(3,168)	(1,808)	2,300
Other long-term assets	2,463	(1,084)	(1,001)
Accounts payable and accrued liabilities	(16,622)	20,954	4,321
Unearned revenue	(1,173)	(569)	7,768
Due to related parties	723	2,497	(1,034)
Deferred special fees payable to affiliates	4,359	6,735	6,168
Other long-term liabilities	(4,253)	3,279	726
Net cash and cash equivalents provided by operating activities	191,333	241,518	165,921

Cash flows from investing activities
Property and equipment acquisitions	(137,010)	(60,912)	(45,313)
Proceeds relating to capital reimbursements	2,136	6,898	—
Contributions to investments in unconsolidated entities	—	(3,655)	(129)
Proceeds relating to notes receivable from sale of property and equipment	—	4,890	—
Proceeds relating to sale of property and equipment	—	3,058	1,150
Net cash and cash equivalents used in investing activities	$(134,874)	$(49,721)	$(44,292)

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from financing activities
Payment of distributions to Holdings	$(117,880)	$(113,318)	$(61,894)
Receipt of partner contributions for capital projects	28,676	—	—
Distributions to minority interest in equity of UCRP	(2,661)	(3,545)	(2,962)
Payments on long-term borrowings, capital lease and financing obligations, net	(375)	(13,677)	(36,989)
Payments for financing costs	(4,295)	—	—
Net cash and cash equivalents used in financing activities	(96,535)	(130,540)	(101,845)
Net (decrease) increase in cash and cash equivalents	(40,076)	61,257	19,784
Cash and cash equivalents at beginning of year	127,874	66,617	46,833
Cash and cash equivalents at end of year	$87,798	$127,874	$66,617
Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$95,981	$100,802	$109,056

Supplemental disclosures of noncash information
Accrual of partner distribution to partners’ equity	—	11,610	—
Notes payable issued for purchase of property and equipment	—	—	642
Capital lease and financing obligations	258	43,290	—
Increase (Decrease) of property and equipment related accrued liabilities	11,900	20,851	(3,901)
(Decrease) Increase in interest rate swap asset	—	(4,050)	2,214
Decrease (Increase) in interest rate swap liability	4,070	(5,106)	88
Disposal of fully depreciated property and equipment	22,877	42,002	4,054
Notes receivable issued for sale of property and equipment	—	—	4,890

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Ownership

Universal City Development Partners, LP (“UCDP LP”) was a limited partnership organized in Delaware. Effective June 5, 2002, UCDP LP became organized in Florida and changed its legal name to Universal City Development Partners, Ltd. (“UCDP LTD” or the “Company”). Through Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, collectively with Holding I, “Holdings”), UCDP LTD’s ultimate owners (the “Partners”), each having a 50% interest in us are Universal City Property Management II, LLC (“Universal CPM”), a subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment” or “VUE”), which in turn is a subsidiary of NBC Universal, Inc. (“NBCU”), and Blackstone Capital Partners (“Blackstone”). Furthermore, General Electric Company (“GE”) owns 80% of NBCU, while Vivendi, S.A. (“Vivendi”) owns the remaining 20%. Both Partners share in profits and losses, contributions and distributions of UCDP LTD in accordance with their ownership percentage. Subject to certain exceptions, neither Partner may transfer or sell their respective partnership interests, sell, pledge or encumber significant assets, issue securities or admit any additional partner or change the primary business without the consent of the other Partner.

Operations

UCDP LTD owns and operates two themed attractions, Universal’s Islands of Adventure (“UIOA”) and Universal Studios Florida (“USF”); an entertainment complex, Universal CityWalk Orlando (“CityWalk”); and movie and television production facilities all located in Orlando, Florida.

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

UCRP, a joint venture in which UCDP owns 50%, is deemed a variable interest entity in accordance with Financial Accounting Standards Board issued Interpretation 46R (“FIN 46(R)”), Consolidation of Variable Interest Entities. Accordingly, the consolidated financial statements of UCDP include the results of UCRP for all years presented. UCRP operates a restaurant and merchandise outlet in CityWalk. Total assets of UCRP at December 31, 2008 and 2007, were approximately $15,131,000 and $16,183,000, respectively. Total revenues of UCRP during the years ended December 31, 2008, 2007 and 2006, were approximately $26,244,000, $29,287,000 and $27,421,000, respectively, and were included in other operating revenues in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of UCDP to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Additionally, the results for the year ended December 31, 2008 benefited from one extra day due to the leap year.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the 2008 presentation. Specifically, the Company’s management changed the allocation methodology in which shared service revenue and cost elements were allocated between the theme parks and CityWalk. For the years ended December 31, 2007 and 2006, this change resulted in “other” operating revenues of $3,372,000 and $2,387,000, respectively, being reclassified into the various theme park operating revenues categories. Likewise, for the years ended December 31, 2007 and 2006, this change resulted in “other” costs and operating expenses of $7,622,000 and $7,177,000, respectively, being reclassified into the various theme park cost and operating expenses categories. Additionally, the 2007 contributions to investments in unconsolidated entities on the consolidated statement of cash flows have been reclassified to the investing activities section, in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. The December 31, 2007 assets held for sale on the consolidated balance sheet have been reclassified to current assets. Furthermore, assets totaling $2,085,000 which were previously classified as held for sale were reclassified into property and equipment on the combined balance sheet as of December 31, 2008 and 2007. These reclassifications had no impact on net income, total assets or partners’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Accounts Receivable and Allowance for Doubtful Accounts

UCDP carries its accounts receivable at their net realizable value thereby making judgments regarding the collectability of outstanding accounts receivable and providing appropriate allowances when collectability becomes in doubt. In addition, UCDP provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $356,000 and $574,000, respectively, at December 31, 2008 and 2007.

Inventories

Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost for each inventory classification is determined using the average cost method. UCDP records a provision for the value of inventory when the inventory has been deemed to have a realizable value that is less than the average cost.

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

Impairment of Long-Lived Assets and Intangibles

UCDP follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired.

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

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized on a straight-line basis over a period ranging from 10 to 20 years, which results in a weighted average life of 11 years. Amortization of intangible assets typically begins upon the opening of the related attraction or themed area. Intangible assets totaled $52,955,000 and $55,107,000, respectively, as of December 31, 2008 and 2007. This included $14,696,000 and $12,570,000 in accumulated amortization, respectively, as of December 31, 2008 and 2007. Amortization expense amounted to $2,152,000, $1,446,000 and $1,446,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of existing intangible assets will be approximately $1,768,000 for the year ending December 31, 2009 and $5,255,000 for each of the following four years.

Capital Reimbursements

UCDP receives capital reimbursements for development costs on existing rides when VUE licenses the technology and schematics for various components of those rides to other Universal theme parks. Under this arrangement, UCDP collected approximately $2,136,000 and $6,898,000, respectively, during the years ended December 31, 2008 and December 31, 2007, related to Universal licensed theme parks under construction in Singapore and Dubai. These costs are accounted for by reducing the cost basis of the various asset components along with the corresponding adjustment to future depreciation over the remaining life of the asset. In instances where the individual asset components are, or become fully depreciated, the remaining allocation is recorded as other income. As such, approximately $217,000 was recorded as other income during the year ended December 31, 2007. UCDP did not receive any capital reimbursements during the year ended December 31, 2006.

Financing Obligations

Financing obligations represent the net present value of future payment obligations of certain intellectual property rights acquired under long term contracts. These obligations increase monthly for imputed interest costs and decrease when payments are made. Financing obligations are reported on the consolidated balance sheet under capital lease and financing obligations.

Assets held for sale

At the time management deems a property as held for sale, the cost basis of the land and any improvements made to that parcel are reclassified to assets held for sale on the balance sheet and depreciation of the assets ceases. Additionally, land sold in any year presented is reclassified to assets held for sale in each prior year presented. As of December 31, 2007 and December 31, 2008, two properties were considered held for sale and are expected to close within twelve months.

Deferred Finance Costs

UCDP capitalizes certain costs related to the issuance of debt. The amortization of such costs is recognized as interest expense based on the effective interest method over the term of the respective debt issuance. Deferred finance costs totaled $11,948,000 and $14,592,000, respectively, as of December 31, 2008 and 2007. This included $55,339,000 and $48,400,000 in accumulated amortization, respectively, as of December 31, 2008 and 2007. Amortization expense amounted to $6,939,000, $5,164,000 and $5,374,000, respectively, during the years ended December 31, 2008, 2007 and 2006. On July 25, 2008, UCDP amended the early maturity date feature in the senior secured credit facility (see note 5). In conjunction with this amendment, UCDP paid a fee of $4,295,000 which was recorded in deferred finance costs and will be amortized through April 1, 2010.

Revenue Recognition

Revenue from theme park pass sales is recognized at the time passes are redeemed. Revenue from unredeemed passes is recognized after one year from the date of purchase which coincides with historical redemption patterns. Revenue from theme park annual pass sales is recognized over the period of benefit, which is typically one year from the initial redemption date. Revenue from food and beverage and merchandise sales is recognized at the time of sale. Unearned revenue primarily consists of amounts received from the sale of theme park passes, which have not yet been redeemed. In addition to unredeemed passes, unearned revenue includes up-front payments related to CityWalk venues, advance sales from our travel company and corporate sponsorships, which are recognized into revenue over the period of benefit.

Other Theme Park Related Revenues

Other theme park related revenues consist primarily of Universal Express Plus (“UEP”) sales, aged pass sales, theme park corporate special events and the parking facility. UCDP hosts special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions. Revenue related to UEP passes and the parking structure is recognized upon redemption or expiration date. Revenue attributable to theme park corporate special events is recognized at the date of the corporate function.

Other Operating Revenues

Other operating revenues, which consist primarily of sales generated by CityWalk, UPRV and hotel rent received from UCDP’s on-site hotels, are recognized as earned.

Advertising, Sales and Marketing Costs

The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $75,841,000, $78,992,000 and $77,599,000, respectively, during the years ended December 31, 2008, 2007, and 2006, and are primarily included in theme park selling, general and administrative expenses in the accompanying consolidated statements of operations.

Sales Taxes

Revenues collected from the sale of theme park passes, food and beverage and merchandise are reported net of related sales tax amounts in the statements of operations, as the taxes collected are passed through to the applicable taxing authorities.

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

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,007,960	$760,240	$1,007,126	$1,015,050
Interest rate swap liabilities	9,176	9,176	5,106	5,106
Total	$1,017,136	$769,416	$1,012,232	$1,020,156

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

UCDP follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that UCDP would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities under SFAS 133 are recognized as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and changes in partners’ equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. Additionally, the accumulated other comprehensive income (loss) related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps in the accompanying consolidated statements of operations.

UCDP is exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. UCDP limits this exposure by entering into agreements directly with a number of major financial institutions that meet its credit standards and that are expected to satisfy fully their obligations under the contracts.

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

Certain transactions of UCDP may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these consolidated financial statements in accordance with United States generally accepted accounting principles. Accordingly, the net income or loss of UCDP reported for income tax purposes may differ from the balances reported for those same items in the accompanying consolidated financial statements. The assets as reported in the combined financial statements at December 31, 2008 are $960,490,000 higher as compared to those reported for tax purposes, while the liabilities are approximately $16,617,000 higher as compared to those reported for tax purposes. The majority of the differences arise primarily due to the use of different estimated useful lives for property and equipment for income tax reporting purposes as compared to those used for financial reporting purposes.

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

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. FSP 142-3 is effective for the Company on January 1, 2009. Although future transactions involving intangible assets may be impacted by this guidance, the Company does not believe that the adoption of the standard will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161, but does not believe that the adoption of the standard will have a material impact on its financial position, results of operations or cash flows as it is primarily disclosure related.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for the Company on January 1, 2009. Although this guidance impacts the presentation of noncontrolling interests in certain of the Company’s investments in unconsolidated entities, the Company does not believe that the adoption of the standard will have a material impact on its financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which the Company elects the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Inventories

UCDP’s inventories are comprised of the following components as of December 31, (in thousands):

	2008	2007
Merchandise	$12,421	$12,648
Food and beverage	3,962	3,944
Operating supplies and maintenance parts	28,156	27,028
Less: reserves	(1,974)	(1,380)
Total	$42,565	$42,240

During the years ended December 31, 2008, 2007 and 2006, UCDP used approximately $1,933,000, $2,642,000 and $1,065,000, respectively, of the inventory reserves.

4. Investments in Unconsolidated Entities

As of December 31, 2008, UCDP had the following investments in unconsolidated entities:

Name	Year of inception	Ownership interest	Description
NASCAR Café/Orlando Joint Venture (1)	1997	17%	Operates a restaurant in CityWalk.
Universal/Cineplex Orlando Joint Venture (2)	1997	50%	Operates a 20-screen cinema in CityWalk.
Uniman, LLC (3)	2006	50%	Licenses the rights to produce a live Blue Man Group show.

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

(2)

Universal/Cineplex Orlando Joint Venture (“Cineplex”), is 50% owned by UCDP and 50% owned by Plitt Theatres, Inc. (a wholly owned subsidiary of AMC Entertainment Inc.). The entity operates a 20-screen Cineplex located within CityWalk. UCDP’s interest in the Cineplex is accounted for under the equity method.

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

5. Long-Term Borrowings

Indebtedness consisted of the following as of December 31 (dollars in thousands):

	Interest Rate	Maturity Date	2008	2007
Senior secured credit facility	LIBOR + 300 bps (1)	(2)	$509,000	$509,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000
Gross principal payable			1,009,000	1,009,000
Unamortized discounts			1,040	1,874
Total debt			$1,007,960	$1,007,126

(1)	The LIBOR interest rate on the senior secured credit facility is subject to a 300 bps floor.
(2)

The maturity date of the senior secured credit facility is June 9, 2011, however, it is repayable in full at April 1, 2010, if the April 2010 notes and Holdings’ May 2010 notes are not refinanced or repaid in full prior to such date.

The senior secured credit facility consists of both term loan and revolving credit components with a consortium of lenders led by JPMorgan. The revolving credit component had a maximum available credit line of approximately $100,000,000 at December 31, 2008 and 2007. On those dates, no funds were outstanding on the revolving credit facility. Additionally, a commitment fee of 0.5% per annum is payable on the unused amounts of the revolving credit facility. In addition, UCDP may borrow up to $200,000,000 of incremental debt from time to time, with modified covenants.

On July 25, 2008, UCDP amended the early maturity date feature in the senior secured credit facility to April 1, 2010 unless both the April 2010 notes and the UCHC May 2010 notes are refinanced or repaid prior to that time. Additionally, the interest rate on the senior secured credit facility increased from 3-month LIBOR plus 175 basis points to 3-month LIBOR plus 300 basis points subject to a 3% floor on the LIBOR rate. This rate also applies to the revolving credit facility. Prior to the amendment, the maturity date was accelerated to December 1, 2009 if the April 2010 notes were not refinanced or repaid at that time, or to January 1, 2010 if UCHC’s May 2010 notes were not refinanced or repaid at that time. The maturity date of the term loan remains at June 9, 2011 if the early maturity date feature is not triggered. In conjunction with this amendment, UCDP paid a fee of $4,295,000 which is being amortized through April 1, 2010.

The senior secured credit facility is secured by a mortgage on substantially all of UCDP’s real and personal property. Currently, the senior secured credit facility is repayable in quarterly installments of 0.25%, which commenced on March 31, 2005 and end on December 31, 2010. This equates to annual principal payments of 1.0% with the balance due in 2011. Accordingly, UCHC paid regular principal payments of $5,500,000 during the year ended December 31, 2006 in connection with the senior secured credit facility’s principal amortization schedule. Additionally, during 2006, UCDP made a voluntary prepayment in the amount of $30,000,000; effectively prepaying all principal amounts that would have been due up until the facility’s maturity date. As such, no principal payments were due or paid during 2008 or 2007. The senior secured credit facility also requires a prepayment of 50% of UCDP’s annual excess cash flow if certain financial ratios were not met beginning in 2005. These ratios were met during 2008 and 2007. As such, no such excess cash flow payment was required as of December 31, 2008 and 2007. Furthermore, all prepayments are applied in forward order of maturity. The senior secured credit facility contains certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios.

The UCDP senior secured credit facility is effectively senior to the April 2010 notes. The Company believes it was in compliance of all debt covenants as of December 31, 2008 and 2007.

Scheduled maturities of amounts drawn at December 31, 2008 are as follows (in thousands):

Fiscal Year	Amount
2009	$—
2010	500,000
2011	509,000
$1,009,000

UCDP capitalizes interest on significant capital projects, which require an extended period of time to complete. UCDP capitalized interest of approximately $6,020,000, $1,848,000 and $817,000, respectively, during the years ended December 31, 2008, 2007, and 2006.

6. Interest Rate Swaps and Fair Value Measurements

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2008 (dollars in thousands):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$(6,157)	4.77%	Statement of operations	Fixed
125,000	October 15, 2009	(3,019)	4.41%	Statement of operations	Fixed
$325,000		$(9,176)

The following table summarizes the changes in fair value of the Company’s interest rate swaps during the years ended December 31, (in thousands):

	2008		2007		2006
	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)
Swap #1 (1)(2)	$—	$—	$—	$—	$30	$—
Swap #2 (1)(2)	—	—	—	—	30	—
Swap #3 (1)(2)	—	—	—	—	30	—
Swap #4 (1)(2)	—	—	—	—	30	—
Swap #5 (2)	—	—	—	—	(36)	—
Swap #6 (3)	—	—	—	—	638	—
Swap #7 (4)	(1,558)	(79)	—	(4,195)	—	355
Swap #8 (4)	(2,466)	33	—	(4,961)	—	1,225
Ineffective amortization (1) (4)	(1,176)	1,176	—	—	(222)	222
Total	$(5,200)	$1,130	$—	$(9,156)	$500	$1,802

(1)	Swaps #1 through #4 became ineffective as the result of the refinancing in December 2004.
(2)	These swaps expired during 2006.
(3)	This swap expired during 2007.
(4)	Swaps #7 and #8 became ineffective in the fourth quarter of 2008.

As described in note 2, the Company adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s derivative financial instruments as of December 31, 2008 are valued using inputs that fall within Level 2 of the three-tier hierarchy established by SFAS 157. Furthermore, as of December 31, 2008, the Company did not have assets or liabilities valued using inputs that fall within Level 1 or Level 3 of the three-tier hierarchy established by SFAS 157.

Fair values of the interest rate swap agreements are provided by the counterparty. The significant inputs, primarily the LIBOR yield curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs. Additionally, the Company monitors the credit and nonperformance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2008.

7. Operating Lease Obligations

UCDP has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2013.

The following is a five-year schedule of minimum future rental payments under the non-cancelable operating leases at December 31, 2008 (in thousands):

Fiscal Year	Amount
2009	$4,677
2010	3,908
2011	3,402
2012	1,201
2013	364
Thereafter	—
$13,552

During the years ended December 31, 2008, 2007, and 2006, respectively, UCDP incurred rent expense under the operating leases of approximately $4,634,000, $3,406,000 and $3,318,000, which is included in the related costs and operating expenses in the accompanying consolidated statements of operations.

8. Capital Leases and Financing Obligations

On May 25, 2007, UCDP entered into an agreement with Warner Bros. Consumer Products Inc. (“WB”), pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”). This license will be used for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” that will include a re-themed portion of one of the “islands”, and additional undeveloped real estate at UIOA. These attractions are expected to open no later than the summer of 2010. Under the terms of the agreement, UCDP has the right to use the licensed property until approximately nine years after the scheduled grand opening date of the attractions. UCDP also has the ability to extend the term for two successive five-year renewal periods. UCDP’s use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to approval of WB. The agreement provides UCDP with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a radius of 250 miles around UIOA. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

UCDP has other intellectual property agreements. UCDP also leases certain equipment under capital leases. Intangible assets and equipment, fixtures and furniture included approximately $42,788,000 and $43,059,000, related to financing obligations and capital leases as of December 31, 2008 and 2007, respectively. This included $761,000 and $232,000 in accumulated depreciation and amortization, respectively, as of December 31, 2008 and 2007. Depreciation and amortization expense related to assets under financing obligations and capital leases amounted to $529,000, $714,000 and $587,000, respectively, during the years ended December 31, 2008, 2007, and 2006. At December 31, 2008, future minimum payments due under financing obligations and capital leases totaled approximately $33,751,000 (net of $13,286,000 in interest). The net present value of future minimum payments include $5,612,000, $4,098,000, $3,809,000, $3,541,000, $3,416,000 and $13,275,000 due in the years ending December 31, 2009, 2010, 2011, 2012, 2013, and years subsequent to 2013, respectively.

9. Compensation Plans

Deferred Compensation Plan

UCDP has a deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at death or at termination of their employment or after specified waiting periods, as they elect at the time of deferral. Funds are also available at their election at retirement, at termination of their employment, at death or during specified in-service periods, or in the event of an approved unforeseeable financial emergency. At December 31, 2008 and 2007, respectively, UCDP had accrued approximately $6,579,000 and $8,915,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying consolidated balance sheets. To fund the Plan, UCDP purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $6,504,000 and $8,998,000, respectively, at December 31, 2008 and 2007, and is included in other assets in the accompanying consolidated balance sheets.

Long-Term Growth Plan

UCDP had a Long-Term Growth Plan (the “2007 Growth Plan”) to provide key employees the opportunity to benefit from UCDP’s growth in value. Participating employees were granted Value Appreciation Rights (“VARs”) which became exercisable on January 1, 2008. The value of these VARs was generally based on the growth in market value of the equity interests of the Partners in UCDP. UCHC accrued the estimated payout value of the 2007 Growth Plan straight line over its term. Under the plan, all awards are paid in cash. As of December 31, 2007, UCDP had approximately $8,571,000 accrued under this plan. The amount accrued for at December 31, 2007 was paid in February 2008.

On May 22, 2008, the Park Advisory Board of UCDP approved a new the Long-Term Growth Plan (the “2010 Growth Plan”) effective as of January 1, 2008. The 2010 Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more VARs. The value of a VAR is generally based on the growth in market value of the equity interests of the Partners in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable and payable upon the earlier of six months after a change in UCDP’s ownership structure which results in NBC Universal, Inc. owning less than 50%, or January 1, 2011. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2011 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2010, subject to specific caps so that the payout value for each participant is no more than 150% of their total compensation as of January 1, 2011. Under the plan, all awards are paid in cash. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled. UCHC accrues the estimated payout value of the 2010 Growth Plan straight line over its term. As of December 31, 2008, UCDP had approximately $4,492,000 accrued under this plan.

10. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities as of December 31, (in thousands):

	2008	2007
Accounts payable	$10,920	$11,602
Capital expenditures	36,717	24,817
Marketing and advertising	4,832	10,322
Interest	19,897	19,844
Compensation and benefits	27,301	32,826
Operating accruals	15,043	17,716
Consulting fees	4,443	4,464
Property and sales tax	1,972	2,301
Other	5,023	6,978
Total	$126,148	$130,870

11. Related Party Transactions

Vivendi Universal Entertainment’s Special Fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. The special fee amounted to approximately $38,675,000, $38,419,000 and $35,300,000, respectively, during the years ended December 31, 2008, 2007, and 2006. Interest expense incurred on the special fee, including the long term portion was approximately $4,882,000, $7,541,000 and $7,164,000, respectively, during the years ended December 31, 2008, 2007, and 2006.

Concurrent with the amendment to the senior secured credit facility and the issuance of Holdings’ May 2010 notes , Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can also be paid if certain leverage ratios are met. These ratios were met as of UCDP’s fiscal quarter end dates in 2008, 2007 and 2006. In addition, Holdings purchased from Vivendi Universal Entertainment the right to receive from UCDP the most recently accrued $70,000,000 of deferred special fees relating to Universal’s Islands of Adventure for $70,000,000. Also, $50,000,000 of the next most recently accrued deferred special fees related to Universal’s Islands of Adventure and Universal Studios Florida was forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination aspects of UCDP’s senior secured credit facility and the April 2010 notes, the special fee may not be paid if there is an event of default (or to the knowledge of UCDP’s officers a default).

During the years ended December 31, 2008, 2007 and 2006, UCDP paid total fees of approximately $39,304,000, $38,471,000 and $35,893,000, respectively, to Vivendi Universal Entertainment. The amount due to Vivendi Universal Entertainment as of December 31, 2008 and 2007 approximated $8,861,000 and $8,967,000, respectively. The balances payable as of December 31, 2008 and 2007 were classified as current. In addition, at December 31, 2008 and 2007, we had accrued $91,967,000 and $87,608,000, respectively, related to the long-term portion of fees payable to an affiliate of Vivendi Universal Entertainment.

Distributions

UCDP paid distributions to Holdings of $117,880,000, $113,318,000, and $61,894,000, respectively, during the years ended December 31, 2008, 2007, and 2006. Included in the amounts paid to Holdings during 2008, was $11,610,000 which was accrued as of December 31, 2007 as it related to the Partners’ expected payments of income taxes based on the Company’s financial results. This distribution is required per UCDP’s partnership agreement.

Other Partner Matters

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If the other party declines the opportunity to purchase, the offering party has the right to market both parties’ interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of Holdings being acquired by Blackstone, which could pose a number of risks to our business. UCDP licenses the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties. See “Item 1. Business—Intellectual property.” Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under the Universal License Agreement, a change of control is described as when (a) Universal CPM is no longer a wholly owned subsidiary of Universal Studios, Inc. (“USI”), Vivendi Universal Entertainment, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under UCDP’s license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the April 2010 notes and the May 2010 notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Entry into a Contribution Agreement

Effective February 29, 2008, the partners entered into a contribution agreement (“the 2008 Contribution Agreement”) with UCDP, allowing UCDP to request, through Holdings, cash contributions not to exceed a total of $50,000,000 to fund ongoing capital expenditure needs. The capital expenditures funded from such capital contributions will not count against the limitations on capital expenditures under UCDP’s existing bank credit agreement with JPMorgan Chase. In connection with the 2008 Contribution Agreement, Blackstone amended its loan with JPMorgan Chase Bank and another lender to allow for the capital contribution. During the year ended December 31, 2008, the Partners made cash contributions of $28,676,000 to UCDP through Holdings.

Reimbursement of UCDP’s Manager’s Costs

Vivendi Universal Entertainment provides UCDP with services relating to the management and operation of the theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of UCDP’s partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCDP by Vivendi Universal Entertainment. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCDP projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCDP receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of Vivendi Universal Entertainment that administers the allocations, has indicated to UCDP that their allocation methods are reasonable. During the years ended December 31, 2008, 2007, and 2006, respectively, UCDP incurred approximately $21,064,000, $21,680,000 and $19,724,000 related to these services.

Advisory Services Agreements

UCDP has an Advisory Services Agreement (“Services Agreement”) in which the Partners provide UCDP with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCDP’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCDP pays each Partner $1,250,000 annually. During the years ended December 31, 2008, 2007, and 2006, UCDP incurred $2,500,000 per year related to the Services Agreement. These amounts were included in other costs and operating expenses in the accompanying consolidated statements of operations.

Directors Fees

In 2007, the Agreement of Limited Partnership of Universal City Development Partners, Ltd., was amended to add a provision which permits VUE and Blackstone to be reimbursed up to $125,000 each for payments made to their respective, appointed representatives to the Park Advisory Board, who function effectively as Directors of the Partnership. For the years ending December 31, 2008 and 2007, UCDP paid $250,000 per year under this amended provision.

Transactions with UCF Hotel Venture

UCDP has a lease agreement with UCF Hotel Venture (“UCF HV”), an entity partially owned by Vivendi Universal Entertainment. The lease is for the land under three hotel sites and a common support facility, which requires lease payments based on a percentage of hotel revenue. UCF HV is also required to pay UCDP an additional ground rent based on UCF HV’s cash available after distributions to its partners, subject to an annual cap. The cash flow threshold was met during each of the years presented, therefore UCDP received additional rental revenue. During the years ended December 31, 2008, 2007 and 2006, respectively, UCDP recorded approximately $13,202,000, $13,598,000 and $10,802,000, related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying consolidated statements of operations.

Hotel guests may charge theme park passes, food and beverage and merchandise sold at IOA, USF and certain CityWalk venues to their hotel room account by presenting their room key. UCDP then collects this revenue by billing UCF HV. In addition, UCDP provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways. Additionally, UCDP is reimbursed for costs incurred to market the hotels. During the years ended December 31, 2008, 2007 and 2006, respectively, total amounts received from UCF HV for these programs were approximately $18,275,000, $17,788,000 and $16,827,000.

Transactions with Related Theme Parks

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando (“WNW”). UCDP participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including IOA, USF and WNW. Revenue is then shared among the participating amusement parks. During the years ended December 31, 2008, 2007, and 2006, respectively, UCDP’s share of revenue from this ticketing program was approximately $41,297,000, $38,574,000 and $39,323,000. During the years ended December 31, 2008, 2007, and 2006, respectively, WNW’s share of this ticketing program was approximately $10,395,000, $7,291,000 and $7,400,000.

Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai, which will use our technology and schematics for various components on some of their rides. For the years ended December 31, 2008 and 2007, the Company received approximately $2,136,000 and $6,898,000, respectively, from these parks as capital reimbursements. No similar amounts were received during the year ended December 31, 2006.

Transactions with NBCU and GE

As a result of the NBC Universal Transaction, UCDP is realizing synergies with other NBCU businesses which include cross-promotion with a variety of NBCU television and cable services, in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in UCDP’s parks.

UCDP leases certain trailers and computer equipment through a subsidiary of GE. During the years ended December 31, 2008, 2007 and 2006, the cost of these leases was approximately $1,380,000, $191,000 and $176,000, respectively. These leases have multiple terms but in no case do they extend beyond 2011. The minimum future lease payments under the leases totaled approximately $3,557,000 as of December 31, 2008.

UCDP also participates in the V Payment program with GE, which allows UCDP to directly pay certain vendors through a credit card issued by GE. UCDP then reimburses GE monthly for all such charges. The total amount of these payments during the year ended December 31, 2008 was approximately $21,500,000 million. UCDP has also entered into a sponsorship agreement with GE Money Bank.

Receivables from Related Parties

Receivables from related parties are comprised of the following amounts as of December 31, (in thousands):

	2008	2007
UCF HV	$6,743	$2,667
Cineplex	13	533
Uniman LLC	11	456
Other	722	1,268
Total	$7,489	$4,924

12. Retirement Plan

UCDP has a defined contribution plan (the “Contribution Plan”) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCDP are eligible to participate upon their date of hire. Nonexempt employees are eligible to participate in the Contribution Plan upon the accumulation of 1,000 hours of service and may enroll any time after the first Contribution Plan Entry Date (January 1, April 1, July 1 or October 1) that coincides with or immediately follows the date upon which the employees become eligible. UCDP provides a discretionary matching contribution equal to 100% up to the first 3% of compensation and 50% of all participant contributions up to the next 2%. Employee and employer contributions are 100% vested immediately. Total contributions made by UCDP under the Contribution Plan were approximately $4,686,000, $4,189,000 and $3,853,000, respectively, during the years ended December 31, 2008, 2007, and 2006.

13. Commitments and Contingencies

Consultant Agreement

UCDP has an agreement (the “Consultant Agreement”) with a Consultant (as defined in Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of UCDP’s gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. The accompanying consolidated statements of operations include consulting fee expense under the Consultant Agreement of approximately $19,630,000, $19,577,000 and $18,108,000, respectively, during the years ended December 31, 2008, 2007, and 2006.

Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. At present, the only theme park which is a comparable project under the Consultant Agreement is Universal Studios Japan. The Consultant may also be entitled to participate in certain sales of equity by the Company’s partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. USI has guaranteed UCDP’s obligations under the Consultant Agreement for the benefit of the Consultant and Vivendi Universal Entertainment has assumed USI’s obligations under that guarantee. Accordingly, fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by UCDP. The unpaid fees related to Universal Studios Japan were approximately $4,929,000 and $4,202,000, respectively, as of December 31, 2008 and 2007. These amounts were paid in the following year. Vivendi Universal Entertainment has indemnified UCDP against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by UCDP.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been open at that time for at least one year, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by binding appraisal. Due to uncertainties in the amount and timing of such a cash payment and the Company’s ability to make such a cash payment, the Company’s ability to refinance its senior secured credit agreement and the April 2010 notes, and the Company’s ability to incur future indebtedness could be adversely impacted by this right of the Consultant.

Litigation

2008 Assessments

On December 5, 2008, UCDP filed complaints in state circuit court challenging the 2008 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. On February 2, 2009, the Property Appraiser answered the complaints and also moved to dismiss the discriminatory assessment counts asserted by UCDP. UCDP paid the full assessments with respect to the 2008 real and personal property on November 26, 2008. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board (“VAB”) seeking review and adjustment of the 2007 assessments by the Property Appraiser of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to the Universal Studios Florida (“USF”) and Universal’s Islands of Adventure (“UIOA”) tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. The VAB approved and adopted the Special Magistrates’ recommendations on February 26, 2008. On April 24, 2008, UCDP filed complaints challenging these assessments in state circuit court. On June 4, 2008, the Orange County Tax Collector (the “Tax Collector”) answered the complaints. On June 16, 2008, the Property Appraiser answered the complaints. Both the

Property Appraiser and the Tax Collector also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2007 assessments of the parking garages with a similar complaint that UCDP filed involving the 2006 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. In addition, the Property Appraiser and Tax Collector have filed a Joint Motion for Summary Judgment as to Count I of UCDP’s complaint involving its tangible personal property. A hearing on that Joint Motion is scheduled for March 26, 2009. UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Property Appraiser reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a complaint in state circuit court challenging the reduced 2006 tangible personal property assessments. This case is currently set for trial during July 2009. On May 16, 2007, UCDP filed two complaints challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and UIOA, and for (ii) UCDP’s parking garages. The Property Appraiser and the Tax Collector answered UCDP’s complaints and also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2006 assessments of the parking garages with a similar complaint that UCDP filed involving the 2007 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. On March 16, 2009, UCDP filed its amended compliant. The parties are currently engaged in discovery and the Company cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on UIOA, and it also dismissed UCDP’s due process claim. On May 14, 2007, UCDP re-filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to IOA. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s Re-filed Back Assessment Complaint. The Property Appraiser and Tax Collector appealed the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP opposed the appeal, and on July 3, 2008, the Court denied the appeal. Therefore, UCDP’s actions challenging the back assessments remain pending and are currently being litigated.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

14. Land Sales

From time to time, UCDP sells portions of its non-strategic land that is not required to support its long-term growth plans.

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

15. Quarterly Data (Unaudited)

UCDP’s quarterly results are subject to seasonal variations. UCDP’s quarterly financial data is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Operating revenues	$207,305	$241,868	$262,317	$211,862
Operating income	24,317	44,659	71,609	39,846
Net income	1,096	20,236	46,910	7,498

2007
Operating revenues	$186,593	$260,577	$266,685	$217,988
Operating income	9,039	60,423	80,658	40,678
Net (loss) income	(18,514)	36,312	57,274	16,816

The quarterly results above were impacted by the following discrete transactions:

(1)

Amounts related to 2008 operating revenues were adjusted from that previously filed on Form 10-Q due to reclassifications of certain revenues attributable to UPRV. This had no impact on operating income or net income.

(2)	During the fourth quarter of 2008, UCDP recorded a loss of $5,200,000 related to its interest rate swaps which became ineffective. (see note 6).
(3)	During the second quarter of 2007, UCDP recorded a gain of $2,776,000 related to a land sale. (see note 14).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in UCDP’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

Reports of Management on Internal Control Over Financial Reporting

March 20, 2009

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

We, under the supervision of and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on the specified criteria.

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

March 20, 2009

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

We, under the supervision of and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on the specified criteria.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

We employ most of our executive officers and employees. However, some of our executive officers and certain of our employees are employed by our manager, Vivendi Universal Entertainment, or its affiliates and their services are provided to us on a reimbursement basis. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Reimbursement of UCDP’s manager’s costs” for a better description of this relationship.

Set forth below is certain information regarding our representatives, the members of our Park Advisory Board, our executive officers and certain other key employees. In this report, “Universal Orlando” refers to the business conducted by UCDP.

Name	Age	Position
Thomas L. Williams(1)	61	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

John R. Sprouls(1)	50

Executive Vice President, Human Resources, Legal and Business Affairs, Universal Parks & Resorts, President/Chief Executive Officer for each of Holding I and Holding II, Chief Executive Officer for UCDP and Universal CPM representative for each of Holding I and Holding II

Christy R. Shibata (1)	36	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

Jean Louis Bonnier (1)	46	Universal CPM representative on the audit committee for each of Holding I and Holding II and UCDP

Salil K. Mehta (1)	45	Universal CPM representative on UCDP’s Park Advisory Board

Michael S. Chae	40	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Thomas B. McGrath	54	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Name	Age	Position
Jill Greenthal	52

Blackstone representative on UCDP’s Park Advisory Board, Blackstone representative on the audit committee for each of Holding I and Holding II, and UCDP, and Blackstone representative for each of Holding I and Holding II

William A. Davis	62	President and Chief Operating Officer, Universal City Development Partners, Ltd.

Tracey L. Stockwell	44	Senior Vice President and Chief Financial Officer, Universal City Development Partners, Ltd., Treasurer/Chief Financial Officer for each of Holding I and Holding II

Richard E. Costales	56	Senior Vice President, Resort Operations, Universal City Development Partners, Ltd.

Richard T. Florell	60	Senior Vice President and General Manager, Resort Revenue Operations, Universal City Development Partners, Ltd.

Peter C. Giacalone	57	Senior Vice President, Business Development, Universal City Development Partners, Ltd.

Alice A. Norsworthy	48	Executive Vice President, Marketing and Sales, Universal City Development Partners, Ltd.

Kurt Kostur	42	Senior Vice President, Marketing, Universal City Development Partners, Ltd.

Michelle McKenna	43	Senior Vice President and Chief Information Officer, Universal City Development Partners, Ltd.

John McReynolds	45	Senior Vice President, External Affairs, Universal City Development Partners, Ltd.

Catherine A. Roth	51	Senior Vice President, Legal Affairs and General Counsel, Universal City Development Partners, Ltd.

James A. Timon	50	Senior Vice President, Entertainment, Universal City Development Partners, Ltd.

David A. Winslow	56	Vice President, Technical Services, Universal City Development Partners, Ltd.

Sherry L. Berlin	39	Vice President Finance, Treasurer, Universal City Development Partners, Ltd.

Daniel P. Neal	36	Vice President Finance, Controller, Universal City Development Partners, Ltd.

(1)	Employed by Vivendi Universal Entertainment or one of its affiliates.

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

Christy R. Shibata has been a member of UCDP’s Park Advisory Board and a Universal CPM representative for each of Holding I and Holding II since April 2007. Ms. Shibata currently serves as Executive Vice President, Financial Planning and Analysis for NBC Universal, a position she has held since October 2008. Prior to that time and since March 2007, Ms. Shibata served as Executive Vice President and Chief Financial Officer of Universal Pictures and Studios. From October 2005 to February 2007, she was Vice President and Chief Financial Officer, of CNBC and CNBC International. From September 2002 to September 2005, she was the Chief Financial Officer at GE Healthcare Japan.

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

Salil K. Mehta was appointed as a Universal CPM representative to UCDP’s Park Advisory Board in March 2008. Mr. Mehta is the President of Business Operations, Strategy and Development of NBC Universal, a position held February 2008. From 2005 to 2008, Mr. Mehta was an executive VP of ESPN Enterprises and prior to that time, he worked in the corporate strategic planning department at Walt Disney Company and was the executive VP of Corporate Business Development for them since 2002.

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

Thomas B. McGrath has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since August 2006. Mr. McGrath is the founder of Crossroads Media, a co-chairman of Screen Capital International, and a board member of CineWorld UK, Timeplay, and V-Media. Mr. McGrath was formerly Executive Vice President of the Viacom Entertainment Group and President of Time Warner International Broadcasting.

Jill Greenthal has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since February 2007. Ms. Greenthal also serves on the audit committees for each of Holding I and Holding II and UCDP. Ms. Greenthal is a Senior Advisor in the Private Equity group at Blackstone, a position held since September 2007. Prior to that time, she was a Senior Managing Director in the Corporate and Mergers and Acquisitions Advisory Services group since 2003. Ms. Greenthal currently serves on the Board of Directors of Akamai Technologies, Freedom Communications, Orbitz Worldwide and The Weather Channel.

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

Alice A. Norsworthy has been UCDP’s Executive Vice President, Marketing and Sales effective September 2008. From 2005 to 2008, Ms. Norsworthy served as Senior Vice President of Marketing for Royal Caribbean. Prior to that role, she held a variety of senior leadership roles at Walt Disney World, most recently as Senior Vice President, Business Integration, Products & Services from mid 2003 to September 2005.

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

John McReynolds was promoted to UCDP’s Senior Vice President, External Affairs in March 2007. Prior to that, he had been UCDP’s Vice President, Government Relations since 2000. From 1995 until 1997, he served as UCDP’s Manager of Government Relations; from 1997 until 1998 as UCDP’s Director of Government Relations; and from 1998 until 2000, as UCDP’s Senior Director of Government Relations. Prior to holding those positions, Mr. McReynolds held various positions in United States Senator Connie Mack’s office.

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

David A. Winslow was promoted to UCDP’s Vice President, Technical Services, in October 2008. Prior to that, he had been UCDP’s Senior Director, Engineering since 2007. From 2004 to 2007, he served as UCDP’s Director, Engineering, and from 2002 to 2004 as Director, Attraction Development. From 1995 to 2002, Mr. Winslow served as Technical Director or Project Leader on several different construction projects at UCDP.

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

Changes in Directors and Executives

In September 2008, J. Michael Hightower left his position as Senior Vice President, Technical Services.

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

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee

The compensation program for UCDP’s named executive officers (“NEO’s”) is designed to attract, retain, incentivize and reward talented executives who can contribute to UCDP’s growth and success and thereby build value over the long term. UCDP’s executive compensation program is organized around the following fundamental principles:

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

Base Salary

Base salaries are generally designed to be competitive with comparable positions in peer group companies in order to attract and retain talented executives with compensation packages that are competitive but fair. Several elements of executive compensation are compared to those of peer group companies, including base salary and performance-based incentive compensation under our Annual Incentive Plan and our Long-Term Growth Plan. Each NEO’s actual salary varies based on his or her qualifications and experience, responsibilities and potential. Base salaries are reviewed annually and adjusted based on achievement of qualitative and quantitative individual goals and objectives developed by the individual with their manager, as well as when an individual is promoted or assumes additional responsibilities. Over the last five years, our NEO’s have received base salary increases ranging from 3% to 6%. In some situations, base salaries may be modified higher based upon an individual’s performance review and the discretion of the Executive Vice President, Human Resources, Legal and Business Affairs for UPR.

Performance-based Incentive Compensation

The Company’s incentive compensation programs are overseen by the representatives of Holdings and have the ability to offer different types of cash awards to promote high performance levels and achievement of corporate goals by key employees, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of the Company. NEO’s qualify for short and long-term incentives if they meet the individual and corporate performance objectives and targets set at the beginning of each fiscal year.

Annual Incentive Plan

The goal of our Annual Incentive Plan (also referred to in certain employment agreements of our NEO’s as the Executive Incentive Plan and hereinafter the “Incentive Plan”) is to reward superior performance. Our Incentive Plan provides our executive team the opportunity to benefit from our business performance in conjunction with their level of personal performance. Currently, employees who are eligible to participate in the Incentive Plan are limited to our executive employees at a Director level or above who do not participate in a Sales Incentive Plan. Under the Incentive Plan, which is administered by our Compensation department, each participant has a bonus target of 15% to 37.5% of their base salary, generally based on their level in the organization with the bonus target for Senior Vice President and above starting at 25% of their base salary. Each year participants and their managers create individual objectives which support the overall operating plan established by senior management. While the specifics of each individual’s goals will vary depending upon their role within the Company, most goals focus upon team member satisfaction, guest satisfaction and financial returns. At the conclusion of the fiscal year the individual objectives are evaluated by the individual’s manager and an overall personal performance percentage is assigned to them. Concurrently, company performance is determined by operating performance of UCDP as measured by EBITDA (as defined) and cash flow. Payout is then based on the target multiplied by personal performance multiplied by company performance. Over the last five years, our named executive officers have received incentive rewards ranging from 18% to 51%. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause) they will participate in the Incentive Plan on a pro-rata basis. If a person ceases to be employed by us or Vivendi Universal Entertainment because they have been terminated for cause, or for reasons other than retirement, disability, death prior to Incentive Plan payout, their participation in the Incentive Plan is terminated and no plan payments are made.

2010 Long-Term Growth Plan

On May 22, 2008, the Park Advisory Board of UCDP approved the Long-Term Growth Plan effective as of January 1, 2008. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more value appreciation rights (“VARs”) based upon the participant’s level of responsibility within the Company. The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone Capital Partners and NBC Universal, Inc.) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable and payable upon the earlier of six months after a change in UCDP’s ownership structure which results in NBC Universal, Inc. owning less than 50%, or January 1, 2011. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If a change of ownership does not occur, the payout value is calculated based on an earnings multiple from financial results generated during 2010, subject to specific caps so that the payout value for each participant is no more than 150% of their total compensation as of January 1, 2011. Under the plan, all awards are paid in cash. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled. As of December 31, 2008, approximately $4,492,000 has been accrued for this plan.

Determining Compensation for UCDP’s Chief Executive Officer in 2008

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

For 2008, based on the Company’s performance, Mr. Sprouls’ leadership contribution in his role as CEO of UCDP, and Mr. Sprouls’ performance against the above measured objectives, the portion of his base salary attributable to UCDP was increased from $202,150, to $210,250, a 4% increase. The prior CEO received base salary increases ranging from 2.5% to just over 6% from 2003 through

2006. Additionally in 2008, Mr. Sprouls received a bonus under VUE’s Annual Incentive Plan, $67,500 of which was attributable to UCDP, and for which UCDP reimbursed VUE. The prior CEO received bonuses under UCDP’s Annual Incentive Plan ranging from $150,000 to $391,500 during the period from 2003 to 2006. Mr. Sprouls total compensation attributable to UCDP throughout 2008 was $285,250, as compared to $769,650 in 2007, with the majority of the decrease due to the payout under the 2007 Long Term Growth Plan. We believe that Mr. Sprouls’ total compensation is closely connected with the Company’s objective to retain, incentivize and reward talented executives who can contribute to its growth and success and thereby build value over the long term.

2008 Summary compensation table

The following table sets forth the compensation during the last three fiscal years awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and of our three other most highly compensated executive officers as of December 31, 2008 collectively the “named executive officers”. Compensation for each of the individuals below is approved by the representatives of Holding I and Holding II.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation (1) ($)	Bonus ($)	All Other Compensation (2) ($)	Total ($)
John R. Sprouls(3)	2008	210,250	67,500	—	7,500	285,250
President and Chief Executive Officer of Holdings, Chief Executive Officer of UCDP and Executive Vice President Human Resources, Legal and Business Affairs, Universal Parks & Resorts	2007 2006	202,150 188,511	560,000 62,700	— —	7,500 7,500	769,650 258,711

Tracey L. Stockwell	2008	260,644	46,916	—	11,700	319,260
Treasurer/Chief Financial Officer of Holdings and Senior Vice President and Chief Financial Officer, Universal Orlando	2007	232,056	417,732	—	11,339	661,127

Peter C. Giacalone	2008	300,622	54,112	—	11,300	366,034
Senior Vice President, Business Development

William A. Davis	2008	468,041	90,000	—	12,824	570,865
President and Chief Operating Officer, Universal Orlando	2007	446,561	829,500	—	29,501	1,305,562

Richard T. Florell	2008	338,332	60,900	—	18,420	417,652
Senior Vice President/GM, Resort Revenue Operations, Universal Orlando	2007 2006	322,117 309,944	477,541 70,907	— —	18,157 15,996	817,815 396,847

(1)

Represents incentive plan compensation earned in each respective year presented above under VUE’s Annual Incentive Plan, in the case of Mr. Sprouls, and under UCDP’s Annual Incentive Plan, in the case of Ms. Stockwell, Mr. Davis, Mr. Giacalone and Mr. Florell. The 2008 Annual Incentive Plan was paid out on February 13, 2009. Under the Annual Incentive Plan, awards are based on operating performance as measured by EBITDA (as defined) and cash flow (see “Annual Incentive Plan” above). In addition to the Annual Incentive Plan, in 2007 Mr. Sprouls, Mr. Davis, Ms. Stockwell and Mr. Florell earned $450,000, $600,000, $305,525, and $328,586, respectively, under the Long-Term Growth Plan (see “Long-Term Growth Plan”, above).

(2)	The amounts shown in this column for fiscal 2008, 2007 and 2006 include the following:
(i)

General Electric Company (“GE”) matches contributions made by employees under the GE Savings & Security Program. The cost of these contributions was $7,500 in the case of Mr. Sprouls for 2008, 2007 and 2006.

(ii)

We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2008, the cost of these contributions was $9,200 in the case of Mr. Davis, $9,200 in the case of Ms. Stockwell, $9,200 in the case of Mr. Giacalone, and $9,200 in the case of Mr. Florell. In 2007, the cost of these contributions was $9,000 in the case of Mr. Davis, $8,839 in the case of Ms. Stockwell, and $9,000 in the case of Mr. Florell. In 2006, the cost of these contributions was $5,390 for Mr. Florell.

(iii)

We match contributions made by employees under our deferred compensation plan. In 2008, the cost of these contributions was $1,124 in the case of Mr. Davis and $6,720 in the case of Mr. Florell. In 2007 the cost of these contributions was $18,001 in the case of Mr. Davis and $6,657 in the case of Mr. Florell. In 2006, the cost of these contributions was $8,106 in the case of Mr. Florell. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.

(iv)	We provide a medical allowance to our executives. In each respective year presented above, we paid $2,500 to Mr. Davis, Ms. Stockwell, Mr. Giacalone and Mr. Florell.

(3)

During 2008, 2007 and 2006, Mr. Sprouls was an employee of Vivendi Universal Entertainment, and we reimburse Vivendi Universal Entertainment or its affiliates for the pro rata cost of his employment compensation based on the time he spent working on UCDP matters. For both years, we reimbursed Vivendi Universal Entertainment or its affiliates for 50% of the cost of Mr. Sprouls’ employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to Mr. Sprouls. Mr. Sprouls is eligible to participate in various retirement plans with VUE and now General Electric, which we are not liable for, nor did we incur any expense and therefore, are not reflected in the table above. The following represents plans to which they currently maintain balances:

(i)	Mr. Sprouls maintains a balance in the Vivendi Universal Entertainment Pension Plan.
(ii)

In 2008, Mr. Sprouls was granted 2,200 GE stock options which vest 20% each year for five years and 734 restricted stock units which vest 20% each year for the next five years. In 2007, Mr. Sprouls was granted 2,200 GE stock options which vest 20% each year for five years and 734 restricted stock units which vest 50% at the end of years three and five. In 2006, Mr. Sprouls was granted 2,700 GE stock options which vest 20% each year for five years and 594 restricted stock units which vest 50% at the end of years three and five.

(iii)	In 2008, under the GE Restricted Stock Plan, Mr. Sprouls earned dividends of $1,092.

Nonqualified Deferred Compensation

UCDP has a nonqualified deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at death or at termination of their employment or after specified waiting periods, as they elect at the time of deferral. Funds are also available at their election at retirement, at termination of their employment, at death or during specified in-service periods, or in the event of an approved unforeseeable financial emergency. During 2008, the Company made matching contributions of $1,124, and $6,720 for Mr. Davis and Mr. Florell, respectively. The Company’s other NEO’s did not participate in the Plan.

2008 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
William A. Davis	457,351	1,124	(175,487)	—	549,792
Tracey L. Stockwell	—	—	(21,413)	—	31,646
Richard T. Florell	98,814	6,720	(169,936)	—	351,504

Employment agreements

Mr. John R. Sprouls is a party to an employment agreement with Vivendi Universal Entertainment, and Ms. Tracey Stockwell, Mr. William A. Davis, Mr. Peter C. Giacalone and Mr. Richard T. Florell are each a party to an employment agreement with UCDP. The following summaries of the material provisions of the employment agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all provisions of each described agreement.

John R. Sprouls

Vivendi Universal Entertainment has an employment agreement with Mr. Sprouls, pursuant to which he serves as Executive Vice President, Human Resources, Legal & Business Affairs for Universal Parks & Resorts. Mr. Sprouls also serves as President/Chief Executive Officer of each of the issuers and as Chief Executive Officer of UCDP. The initial term of the agreement continued through December 6, 2009, but on March 5, 2009, Vivendi Universal Entertainment exercised an irrevocable option to renew for an additional 24 months. Accordingly, the contract now expires on December 6, 2011. If Vivendi Universal Entertainment continues Mr. Sprouls’ employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Sprouls receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of Vivendi Universal Entertainment. In the event that Mr. Sprouls receives a higher base salary than that provided for in his employment agreement, that higher base salary will be deemed the annual rate. Under the agreement, Mr. Sprouls is also eligible to receive discretionary equity or equity-equivalent grants, as such grants are offered to similarly situated employees. Any award made to Mr. Sprouls under any General Electric or VUE plan or program will take into consideration his participation in any UCDP Long-Term Growth Plan. In the event of termination for cause or in the case of death, Mr. Sprouls or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under company benefit plans or programs. In the event of termination for disability, Mr. Sprouls or his estate is entitled to receive a payment of accrued but unpaid base salary due to him through the earlier of the 180th day after the onset of his disability absence or his death. In the event of involuntary termination (or termination without cause), Mr. Sprouls is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, including any stock or cash incentive based plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce Vivendi Universal Entertainment’s employees, consultants or representatives to leave their employment or to work for competitors. Mr. Sprouls is not entitled to participate in any severance plan of Vivendi Universal Entertainment under the terms of his agreement. However, upon his involuntary termination, Mr. Sprouls will receive the greater of the amounts payable to him under applicable long-term incentive plans or the standard amounts payable under the Vivendi Universal Entertainment severance plan, and if the later is the greater measure, he will receive both that amount and a cash payment equal to the difference between it and the amount payable under long-term incentive plans. Mr. Sprouls’ employment agreement contains a binding arbitration clause.

Tracey L. Stockwell

UCDP has an employment agreement with Ms. Stockwell, pursuant to which she serves as Senior Vice President and Chief Financial Officer. The term of the agreement continued through January 22, 2009. On September 16, 2008, UCDP exercised its option to extend the employment contract of Ms. Stockwell for a period of two years, commencing on January 23, 2009 and continuing until January 22, 2011. If UCDP continues Ms. Stockwell’s employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Ms. Stockwell receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of UCDP. Ms. Stockwell’s base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. Her employment may be terminated for cause or disability.

William A. Davis

UCDP has an employment agreement with Mr. Davis, pursuant to which he serves as President and Chief Operating Officer. The term of the agreement continued through October 1, 2008. On May 22, 2008, UCDP exercised its option to extend the employment contract of Mr. Davis for a period of two years, expiring October 1, 2010. If UCDP continues Mr. Davis’ employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Davis receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of UCDP. Mr. Davis’ base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. His employment may be terminated for cause or disability.

Peter C. Giacalone

UCDP has and employment agreement with Mr. Giacalone, dated May 12, 2008, pursuant to which he serves as Senior Vice President, Business Development.  The term of the agreement continues through September 30, 2010.  UCDP has an irrevocable option to renew the term of this agreement for a period of two years, commencing October 1, 2010 and continuing until September 30, 2012.  If UCDP continues Mr. Giacalone’s employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.”  Under the agreement, Mr. Giacalone receives a base annual salary and is eligible to participate in UCDP’s annual incentive plan, and other benefit plans that are generally available to employees of UCDP. Mr. Giacalone’s base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR.  His employment may be terminated for cause or disability.

Richard T. Florell

UCDP has an employment agreement with Mr. Florell, pursuant to which he serves as Senior Vice President/General Manager, Resort Revenue Operations. The term of the agreement continues through December 3, 2010. UCDP has an irrevocable option to renew the term of this agreement for a period of two years commencing on December 4, 2010 and continuing until December 3, 2012. If UCDP continues Mr. Florell’s employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Florell receives a base annual salary and is eligible to participate in UCDP’s annual incentive plan, and other benefit plans that are generally available to employees of UCDP. Mr. Florell’s base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. His employment may be terminated for cause or disability.

Pension Benefits

We do not sponsor or maintain any defined benefit pension plans, supplemental defined contribution plans, supplemental defined contribution plans or other non-qualified pension or retirement plans. For information regarding retirement plans in which our employees participate by virtue of their employment by Vivendi Universal Entertainment, see the footnotes to the “Summary Compensation Table” above.

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

Compensation Committee Report

The representatives of Holdings have reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on their review and discussions with management, the representatives recommended to the Park Advisory Board that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for 2008. This report is provided by the following designated representatives of Holdings:

Thomas	L. Williams
Michael	Chae

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Vivendi Universal Entertainment’s special fee

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2008, 2007 and 2006, the special fee amounted to $38.7 million, $38.4 million and $35.3 million, respectively. For 2008, 2007 and 2006, the interest incurred on the special fee payable to an affiliate of Vivendi Universal Entertainment, including the long term portion was $4.9 million, $7.5 million and $7.2 million, respectively.

Under our senior secured credit facility and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different leverage ratios. These ratios were met as of our fiscal quarter end dates in 2008, 2007 and 2006. Historically, the special fee related to Universal’s Islands of Adventure was also deferred until Blackstone received equity distributions from the operating profits generated from Universal’s Islands of Adventure in an aggregate amount equal to $234.7 million. Concurrent with the offering of the May 2010 notes and the 2004 Amendment (see note 5 in “Item 8. Financial Statements and Supplementary Data”), Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can be paid when certain leverage ratios are met. During December 2004, Holdings used $70.0 million of the proceeds from the issuance of the May 2010 bonds to purchase from Vivendi Universal Entertainment its right to receive from us the most recently accrued $70.0 million of deferred special fees relating to Universal’s Islands of Adventure. Also during December 2004, $50.0 million of the next most recently accrued deferred special fees relating to Universal’s Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our credit agreements, the April 2010 notes or Holdings’ May 2010 notes.

During 2008, 2007 and 2006, we paid total fees of $39.3 million, $38.5 million and $35.9 million, respectively, to Vivendi Universal Entertainment. As of December 31, 2008 and 2007, the amounts due to Vivendi Universal Entertainment of approximately $8.9 million and $9.0 million, respectively, were classified as current. Additionally, at December 31, 2008 and 2007, we had accrued $92.0 million and $87.6 million related to the long-term portion of fees payable to an affiliate of Vivendi Universal Entertainment.

Distributions

In 2008, 2007 and 2006, we paid an aggregate of $117.9 million, $113.3 million and $61.9 million, respectively, in distributions to Holdings. At December 31, 2007 we had accrued $11.6 million in distributions that were paid in 2008 to Holdings for the Partners' expected payments of income taxes based on our financial results. This distribution is required per our partnership agreement.

Other Partner Matters

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “ partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If the non-offering partner declines the opportunity to purchase, the offering party has the right to market both parties’ interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of Holdings being acquired by Blackstone, which could pose a number of risks to our business. UCDP licenses the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties (see “Item 1. Business—Intellectual property.”). Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under the Universal License Agreement, a change of control is described as when (a) Universal CPM is no longer a wholly owned subsidiary of USI, Vivendi Universal Entertainment, or any of their respective affiliates, or (b) the Universal License

Parties do not own any interest in us. A change of control under UCDP’s license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the April 2010 notes and the May 2010 notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Reimbursement of UCDP’s manager’s costs

Our manager, Vivendi Universal Entertainment, provides us with goods and services relating to the management and operation of our theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of our partnership agreement. In 2008, 2007 and 2006, the total amount of costs we incurred for goods and services relating to the management and operation of our theme parks under the terms of our partnership agreement was $21.1 million, $21.7 million and $19.7 million, respectively. Goods and services provided by Vivendi Universal Entertainment include:

•

Insurance—affiliates of our manager, Vivendi Universal, S.A. prior to May 11, 2004 and GE through NBC Universal subsequent to May 11, 2004, arrange multi-layered insurance coverage for our operations. We believe these insurance programs generally provide broader coverage at lower annual premiums than we could purchase on a standalone basis. In 2008, 2007 and 2006, the cost of insurance coverage allocated to us was $7.8 million, $8.2 million and $8.7 million, respectively.

•

Creative Services—Universal Parks & Resort’s creative group designs new rides and attractions for all theme parks owned or operated by Vivendi Universal Entertainment. Costs for the creative group, which includes salaries, benefits and direct costs incurred on our behalf, are allocated to the theme parks based on actual time spent and therefore can vary from year to year. In 2008, 2007 and 2006, the costs of the creative group allocated to us were $2.6 million, $3.1 million and $2.9 million, respectively.

•

Merchandise—Vivendi Universal Entertainment manages the design and procurement of merchandise for all theme parks it owns or operates to leverage purchasing power and supplier relationships and efficiencies. Vivendi Universal Entertainment allocates the cost of the merchandise management to the theme parks based upon relative merchandise revenues. In 2008, 2007 and 2006, the costs of merchandise management allocated to us were $2.9 million, $2.5 million and $2.3 million, respectively. In addition, we purchase merchandise directly from an affiliate of Vivendi Universal Entertainment from time to time based upon specific needs. In 2008, 2007 and 2006, these purchases amounted to $0.3 million, $0.3 million, and $0.1 million, respectively.

•

Shared Executive Salaries—certain of our senior executives are employees of Vivendi Universal Entertainment or its affiliates. Vivendi Universal Entertainment allocates the full cost of the amount of time dedicated to our activities by each employee. In 2008, 2007 and 2006 the total amount of these costs allocated to us was $0.6 million, $3.9 million and $2.0 million, respectively. Additionally, certain of our employees support the efforts of Vivendi Universal Entertainment or its affiliates, and we allocate the full cost of the amount of time dedicated to their activities by each employee. In 2008, 2007 and 2006 the total amount of these costs allocated to Vivendi Universal Entertainment was $0.9 million, $1.0 million and $0.8 million, respectively.

•

Other Reimbursed Amounts—we also reimburse Vivendi Universal Entertainment for certain other costs it incurs in providing corporate support services for managing our theme parks. These costs relate to legal services, international marketing, information systems and other items which are purchased on our behalf. In addition, Vivendi Universal Entertainment and its affiliates enter into sponsorship agreements with various corporate partners that benefit the theme parks it owns or operates. Revenues and expenses are equitably allocated to the theme parks by Vivendi Universal Entertainment. In 2008, 2007 and 2006, the total amount of these costs allocated to us was $6.9 million, $3.7 million and $3.7 million, respectively.

Transactions with certain CityWalk operations

Vivendi Universal Entertainment, through a subsidiary, owns the Universal Studios Store, which leases space in CityWalk from us under customary and market lease agreements. In 2008, 2007 and 2006, the total rent earned by us for this store was $0.5 million, $0.4 million and $0.4 million, respectively. We have been managing the Universal Studios Store since 2002, and are paid a management fee of 5% of the gross sales generated at the store. In 2008, 2007 and 2006, the management fee earned by us was approximately $0.2 million, $0.2 million and $0.1 million, respectively.

Advisory services agreement

UCDP has an Advisory Services Agreement with Vivendi Universal Entertainment and Blackstone. Under the terms of the Advisory Services Agreement, each of Vivendi Universal Entertainment and Blackstone has agreed to provide us with advisory and consulting services in connection with the ongoing strategic and operational oversight of our affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. Vivendi Universal Entertainment and Blackstone will each receive an annual advisory fee of $1.25 million. In 2008, 2007 and 2006, we incurred $2.5 million for the advisory fee.

Directors’ fees

In 2007, the Agreement of Limited Partnership of Universal City Development Partners, Ltd. was amended to add a provision which permits VUE and Blackstone to be reimbursed up to $0.1 million each for payments made to their respective, appointed representatives to the Park Advisory Board, who function effectively as Directors of the Partnership. For the years ending December 31, 2008 and 2007, respectively, we paid $0.3 million per year under this amended provision.

Transactions with UCF Hotel Venture

Vivendi Universal Entertainment indirectly owns approximately 25% of UCF Hotel Venture, which owns the three hotels and the common support facility at Universal Orlando Resort. We have a separate long-term ground lease relating to each hotel and the common support facility with UCF Hotel Venture. Under the lease, UCF Hotel Venture pays us rent based upon 1% of gross hotel revenues, plus an additional rent based upon certain cash flow thresholds. In 2008, 2007 and 2006, the total rent earned by us under the leases was $13.2 million, $13.6 million and $10.8 million, respectively.

Hotel guests may charge theme park passes, food, beverage and merchandise sold at our theme parks and food, beverage, merchandise and entertainment services sold at CityWalk venues owned or operated by us to their hotel room account by presenting their room key. We then collect this revenue by billing UCF Hotel Venture. In 2008, 2007 and 2006, total hotel room key charges from UCF Hotel Venture were $7.2 million, $8.1 million and $7.7 million, respectively.

Resort covenants and reciprocal easement agreement

Under a Resort Covenants and Reciprocal Easement Agreement, we are required to provide bus and boat transportation for hotel guests between our theme parks and the UCF Hotel Venture hotels. We are also responsible for maintaining the related waterways and pedestrian walkways. UCF Hotel Venture reimburses us for 50% of these costs. In 2008, 2007 and 2006, UCF Hotel Venture’s portion of the total maintenance and operating costs related to transportation was $1.2 million, $1.0 million and $1.0 million, respectively.

We are also required to maintain all Universal Orlando Resort common areas, such as roadways, landscaping and utility lines. In 2008, 2007 and 2006, the total common area maintenance costs from UCF Hotel Venture were $0.4 million, $0.3 million and $0.3 million, respectively.

We are responsible for hotel marketing. UCF Hotel Venture reimburses us up to 3.5% of each hotel’s revenue to cover marketing costs. In 2008, 2007 and 2006, the total hotel marketing costs from UCF Hotel Venture were $8.3 million, $8.4 million and $7.8 million, respectively. A portion of these amounts is used by us to pay for conference management services at the UCF Hotel Venture hotels. The total payments made by us for conference management services during 2008, 2007 and 2006, were $2.0 million, $1.6 million and $1.6 million, respectively.

Our tour operator, Universal Parks & Resorts Vacations, sells wholesale travel packages and receives a travel agent commission for each reservation at one of the hotels and is reimbursed for credit card fees incurred. In 2008, 2007 and 2006, the total travel agent commissions earned through UCF Hotel Venture were $0.2 million, $0.3 million and $0.2 million, respectively, and the amounts for credit card fees were $0.2 million, $0.2 million and $0.2 million, respectively. In addition, Universal Parks & Resorts Vacations books hotel rooms on behalf of UCF Hotel Venture and receives a booking fee for each reservation. In 2008, 2007 and 2006, the total booking fees paid by UCF Hotel Venture to us were $0.1 million, $0.2 million and $0.2 million, respectively.

The Resort Covenants and Reciprocal Easement Agreement requires us to offer to all guests of the UCF Hotel Venture hotels unlimited access to passes that allow such guests to experience reduced wait times at our theme park attractions. We are permitted to sell passes that allow guests to experience reduced wait times at our theme park attractions to the general public at a price that is at least 20% of the then-applicable single park or combination park (as applicable) admission price per person, provided that we cannot offer unlimited front-of-line access benefits to hotels within 25 miles of the Universal Orlando resort other than the UCF Hotel Venture hotels (although we may sell passes that allow guests to experience reduced wait times at our theme park attractions at such other hotels through our guest service desks that may be located at such other hotels).

In the event that Vivendi Universal Entertainment sells its interest in UCF Hotel Venture, we will lose our right to provide the marketing for the UCF Hotel Venture hotels, and we will no longer be entitled to receive from UCF Hotel Venture the Resort Marketing Fee in the amount of 0.5% of the gross revenues of the UCF Hotel Venture.

Transactions with other theme parks owned by Vivendi Universal Entertainment

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando. We participate with other Orlando theme parks, including Wet n Wild® , in an Orlando FlexTicketTM program which we manage and which permits a customer to visit our theme parks, Wet n Wild®, Sea World® Orlando and Busch Gardens® Tampa Bay. Revenue sharing is negotiated and agreed upon by all theme park participants at the beginning of each year, based on attendance share at each attraction participating in the Orlando FlexTicketTM program. In 2008, 2007 and 2006, our share of revenue from the Orlando FlexTicketTM program was $41.3 million, $38.6 million and

$39.3 million, respectively. In 2008, 2007 and 2006, Wet n Wild®’s share was $10.4 million, $7.3 million and $7.4 million, respectively.

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

Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai, which will use our technology and schematics for various components on some of their rides. For the years ended December 31, 2008 and 2007, we received approximately $2.1 million and $6.9 million, respectively, from these parks as capital reimbursements.

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

We lease certain trailers and computer equipment through a subsidiary of GE. During the years ended December 31, 2008 and 2007, the cost of these leases was approximately $1.4 million and $0.2 million, respectively. The majority of these leases expire in 2010, while the minimum future lease payments under the leases totaled approximately $3.6 million as of December 31, 2008.

We also participate in the V Payment program with GE, which allows us to directly pay certain vendors through a credit card issued by GE. We then reimburse GE monthly for all such charges. The total amount of these payments during the year ended December 31, 2008 was $21.5 million. We also have a sponsorship agreement with GE Money Bank, a subsidiary of GE.

Partners’ capital contribution

In February 2008, the partners entered into a contribution agreement (“the 2008 Contribution Agreement”) with us, allowing us to request, through Holdings, cash contributions not to exceed a total of $50.0 million to fund ongoing capital expenditure needs. The capital expenditures funded from such capital contributions will not count against the limitations on capital expenditures under our senior secured credit agreement with JPMorgan Chase. During 2008, the Partners made cash contributions of $28.7 million to us through Holdings.

Blackstone loans

In late 2004, JPMorgan Chase Bank and another lender made loans to our equity holders that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in us and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in 2009. Blackstone and NBC Universal have agreed to endeavor to cooperate to obtain refinancing of the loans, if not fully paid at that time; provided, however, that it is possible that Blackstone and NBC Universal may not agree upon the price to be paid to NBC Universal in order for NBC Universal to issue a similar guarantee in connection with such refinancing. All future distributions received by the borrowers from us are to be applied to the payment of interest and repayment of the loans. It is anticipated that the only assets of the borrowers will be their equity interests in us. In connection with the 2008 Contribution Agreement, Blackstone amended its loan to allow for the capital contribution.

Consultant agreement

We have an agreement (the “Consultant Agreement”) with a Consultant (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under which we pay a fee for consulting services and exclusivity equal to a percentage of our gross revenues from the attractions and certain facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on the gross revenues of all gated motion picture and/or television themed attractions owned or operated, in whole or in part, by us, any of our partners or any of their affiliates (“comparable projects”), other than at Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consultant Agreement.

For 2008, 2007 and 2006, the fees incurred by us under this agreement for our parks were approximately $19.6 million, $19.6 million and $18.1 million, respectively. Fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. The unpaid fees relating to Universal Studios Japan were approximately $4.9 million and $4.2 million, respectively, as of December 31, 2008 and 2007. These amounts were paid in the following year. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

Although the Consultant Agreement has no expiration date, starting in June 2010, the Consultant has the right upon 90 days notice to terminate the periodic payments under the agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in our parks and all comparable projects that have been open at that time for at least one year. If the parties cannot agree on the fair market value of the buyout option, fair market value will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. Under the terms of the May 2010 notes, the April 2010 notes and our senior secured credit agreement, a lien to secure our obligations under the Consultant Agreement would be a permitted lien.

Director Independence

UCDP has no independent directors. For a description of their relationship with us and our affiliates, please see their biographies in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

Audit Fees

Fees for audit services rendered by Ernst & Young LLP totaled approximately $463,000 and $441,000 for the fiscal years ended December 31, 2008 and 2007, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

For the years ended December 31, 2008 and 2007, the aggregate fees billed to us for other products or services provided by Ernst & Young LLP, other than the services reported above, were $1,500 and $1,500, respectively. The services provided consisted of a subscription to an accounting research website.

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

All of the services provided by Ernst & Young LLP described above were pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1)	Consolidated financial statements.

Consolidated financial statements are listed in the Index to Consolidated financial statements on page 41 of this report.

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
3.1

Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661.

3.2

Articles of Incorporation of UCDP Finance, Inc. incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661.

3.3

Bylaws of UCDP Finance, Inc. incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661.

4.1

Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. Previously filed as Exhibit 4.1 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778)..

4.2

Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.3

Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661.

4.4

Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Bank of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661.

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

10.29

Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.’s Form 8-K Current Report filed on December 15, 2004.

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

10.32	Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.1 to our report on Form 10-Q filed August 15, 2005.

10.33	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed September 9, 2005.

10.34	Employment Agreement between Vivendi Universal Entertainment LLLP and Michael Short, dated April 4, 2005. Previously filed as Exhibit 10.34 to our report on Form 10-K filed March 30, 2006

10.35	Employment Agreement between Universal Studios, Inc. and J. Michael Hightower, dated April 25, 2002. Previously filed as Exhibit 10.35 to our report on Form 10-K filed March 30, 2006

10.36	Employment Agreement between Universal City Development Partners, Ltd. and Richard Florell, dated June 26, 2002. Previously filed as Exhibit 10.36 to our report on Form 10-K filed March 30, 2006

10.37	Extension of Employment Agreement of J. Michael Hightower dated September 29, 2003. Previously filed as Exhibit 10.37 to our report on Form 10-K filed March 30, 2006

10.38	Extension of Employment Agreement of J. Michael Hightower dated August 28, 2004. Previously filed as Exhibit 10.38 to our report on Form 10-K filed March 30, 2006

10.39	Employment Agreement Option Letter of Richard Florell dated June 14, 2005. Previously filed as Exhibit 10.39 to our report on Form 10-K filed March 30, 2006

10.40	Employment Agreement between Vivendi Universal Entertainment LLLP and Robert Gault, Jr. dated October 12, 2004. Previously filed as Exhibit 10.40 to our report on Form 10-K filed March 30, 2006

10.41	Amendment to Employment Agreement of John R. Sprouls dated April 28, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed May 4, 2006.

10.42	Employment agreement of William Davis dated October 20, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed November 3, 2006.

10.43	Amendment to Employment Agreement of Tracey L. Stockwell dated January 23, 2007. Previously filed as Exhibit 10.2 to our report on Form 8-K filed January 25, 2007.

10.44	Extension of Employment Agreement of Richard T. Florell dated October 8, 2007. Previously filed as Exhibit 10.1 to our report on Form 8-K filed December 19, 2007.

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

10.48

Amended and Restated Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.48 to our report on Form 10-K on March 20, 2008.

10.49	Amendment to Employment Agreement of Tracey L. Stockwell dated September 26, 2008. Previously filed as Exhibit 10.1 to our report on Form 8-K filed October 2, 2008.

10.50

Amendment No. 1 to the Amended and Restated Credit Agreement dated as of July 25, 2008 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 99.1 to Universal City Development Partners, Ltd.’s Form 8-K Current Report filed on July 28, 2008.

10.51	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed June 2, 2008.

10.52	Amendment to Employment Agreement of William Davis dated May 22, 2008. Previously filed as Exhibit 10.2 to our report on Form 8-K filed June 2, 2008.

10.53	Universal Orlando 401(k) Retirement Plan.

10.54	Employment agreement of Peter C. Giacalone dated May 12, 2008.

10.55	Amendment to Employment Agreement of John R. Sprouls signed March 5, 2009. Previously filed as Exhibit 10.1 on our report on Form 8-K filed March 6, 2008.

10.56	Employment agreement of Alice A. Norsworthy dated July 28, 2008.

12.1	Computation of Ratios of earnings to fixed charges for the years ended December 31, 2008, December 31, 2007 and December 31, 2006

14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics

14.2	General Electric Company Code of Conduct

21.1

List of Subsidiaries of Universal City Development Partners, Ltd. and UCDP Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661.

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

UIndicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒NIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: March 20, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial and Accounting Officer

UCDP FINANCE, INC.

Date: March 20, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN R. SPROULS John R. Sprouls	Principal Executive Officer of Universal City Development Partners, Ltd. and President (principal executive officer) of UCDP Finance, Inc.	March 20, 2009

/s/ TRACEY L. STOCKWELL Tracey L. Stockwell	Principal Financial and Accounting Officer of Universal City Development Partners, Ltd. and Treasurer (principal financial and accounting officer) of UCDP Finance, Inc.	March 20, 2009

/s/ THOMAS L. WILLIAMS Thomas L. Williams	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 20, 2009

/s/ SALIL K. MEHTA Salil K. Mehta	Park Advisory Board Representative	March 20, 2009

/s/ CHRISTY R. SHIBATA Christy R. Shibata	Park Advisory Board Representative	March 20, 2009

/s/ MICHAEL S. CHAE Michael S. Chae	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 20, 2009

/s/ THOMAS B. MCGRATH Thomas B. McGrath	Park Advisory Board Representative	March 20, 2009

/s/ JILL GREENTHAL Jill Greenthal	Park Advisory Board Representative	March 20, 2009

2